Form 10-Q
period 2009-09-30
HomeTown Bankshares Corp
filed 2009-11-16
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009.

Or

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission File Number: 333-158525

HOMETOWN BANKSHARES CORPORATION

(Exact name of the registrant as specified in its charter)

Virginia	26-4549960
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

202 South Jefferson Street,
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (540) 345-6000

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 14, 2009, 2,939,400 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the consolidated financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

In Thousands, Except Share and Per Share Data	Unaudited September 30, 2009	December 31, 2008

Assets
Cash and due from banks	$6,580	$3,186
Federal funds sold	23,465	520
Securities available for sale, at fair value	20,176	9,488
Restricted equity securities	1,971	1,767
Loans, net of allowance for loan losses of $2,601 in 2009 and $2,862 in 2008	244,977	208,391
Property and equipment, net	8,320	8,607
Other real estate owned	507	251
Accrued income	1,042	765
Other assets	794	660

Total assets	$307,832	$233,635

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$16,386	$12,707
Interest-bearing	241,738	175,704

Total deposits	258,124	188,411
Other borrowings	1,002	898
Long term borrowings	13,000	18,200
Accrued interest payable	884	854
Other liabilities	583	774

Total liabilities	273,593	209,137

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at September 30, 2009 and none outstanding at December 31, 2008	10,374	—
Discount on preferred stock	(371)	—
Common stock, $5 par value; 10,000,000 shares authorized; 2,939,400 shares issued and outstanding in 2009 and 2008	14,697	14,697
Surplus	16,868	17,044
Retained deficit	(7,510)	(7,806)
Accumulated other comprehensive income	181	563

Total stockholders’ equity	34,239	24,498

Total liabilities and stockholders’ equity	$307,832	$233,635

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2008

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In Thousands, Except Share and Per Share Data	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Loans and fees on loans	$3,399	$2,609	$9,515	$7,359
Taxable investment securities	182	93	421	322
Federal funds sold	9	4	13	13

Total interest income	3,590	2,706	9,949	7,694

Interest expense:
Deposits	1,366	1,194	3,964	3,566
Other borrowed funds	131	178	414	499

Total interest expense	1,497	1,372	4,378	4,065

Net interest income	2,093	1,334	5,571	3,629

Provision for loan losses	182	251	386	597

Net interest income after provision for loan losses	1,911	1,083	5,185	3,032

Noninterest income:
Service charges on deposit accounts	124	54	308	102
Mortgage loan brokerage fees	37	14	109	55
Rental income	21	26	75	79
Gain on sale of investment securities	—	—	160	—
Other income	13	31	24	130

Total noninterest income	195	125	676	366

Noninterest expense:
Salaries and employee benefits	1,058	886	2,916	2,777
Occupancy and equipment expense	318	274	933	712
Advertising and marketing expense	85	55	218	194
Data processing expense	85	83	264	212
Professional fees	56	41	148	132
FDIC insurance assessment	104	31	352	70
Loss on disposal of interest in title agency	—	—	44	—
Other expense	245	232	686	571

Total noninterest expense	1,951	1,602	5,561	4,668

Net income (loss) before income taxes	155	(394)	300	(1,270)
Income tax expense	—	—	—	—

Net income (loss)	$155	$(394)	$300	$(1,270)
Dividends accumulated on preferred stock	19	—	19	—
Accretion of discount on preferred stock	3	—	3	—

Net income (loss) available to common shareholders	$133	$(394)	$278	$(1,270)

Income (loss) per share, basic and diluted	$0.05	$(0.13)	$0.09	$(0.48)

Weighted average shares outstanding	2,939,400	2,939,400	2,939,400	2,649,139

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

In Thousands	Unaudited September 30, 2009	Unaudited September 30, 2008
Cash flows from operating activities:
Net income (loss)	$300	$(1,270)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	438	369
Provision for loan losses	386	597
Accretion of discount on securities, net	3	—
Gain on sale of investment securities	(160)	—
Stock compensation expense	25	20
Changes in assets and liabilities:
Accrued income	(277)	(79)
Other assets	117	(207)
Accrued interest payable	30	(7)
Other liabilities	(191)	58

Net cash flows provided by (used in) operating activities	671	(519)

Cash flows from investing activities:
Net increase in federal funds sold	(22,945)	(6,611)
Purchases of investment securities	(13,027)	—
Sales/maturities of available for sale securities	2,117	2,000
Purchase of restricted equity securities, net	(204)	(372)
Net increase in loans	(37,479)	(50,545)
Purchases of property and equipment	(155)	(1,294)

Net cash flows used by investing activities	(71,693)	(56,822)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	3,679	(109)
Net increase in interest-bearing deposits	66,034	46,757
Net increase in short-term borrowings	104	599
Net (decrease) increase in long-term FHLB borrowings	(5,200)	5,200
Issuance of common stock	—	5,440
Issuance of preferred stock net of issuance costs	9,799	—

Net cash flows provided by financing activities	74,416	57,887

Net increase in cash and cash equivalents	3,394	546

Cash and cash equivalents, beginning	3,186	2,440

Cash and cash equivalents, ending	$6,580	$2,986

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,348	$4,072

Supplemental disclosure of noncash investing activities:
Unrealized (loss) gain on securities available for sale	$(382)	$23

Transfer from loans to other real estate	$256	$250

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

On September 4, 2009, Hometown Bankshares Corporation (the “Company”) acquired all outstanding stock of Hometown Bank (the “Bank”) in an exchange for shares of the Registrant on a one-for-one basis to become a single-bank holding company with the Bank becoming a wholly-owned subsidiary. The Bank was organized and incorporated under the laws of the State of Virginia on November 9, 2004 and commenced operations on November 14, 2005. The Bank currently serves Roanoke City, Virginia, the County of Roanoke, Virginia, the City of Salem, Virginia, Christiansburg, Virginia, and surrounding areas. As a state chartered bank which is a member of the Federal Reserve System, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Board.

Basis of Presentation

The consolidated financial statements as of September 30, 2009 and for the periods ended September 30, 2009 and 2008 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Bank’s audited financial statements and the notes thereto as of December 31, 2008, included in the Bank’s Form 10-K for the year ended December 31, 2008.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary HomeTown Bank. All significant intercompany accounts and transactions associated with the Company’s wholly-owned subsidiary have been eliminated.

Cash and Cash equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks”.

Securities

Securities are classified at purchase date under the specific identification method. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities. The cost of securities sold is determined on the specific identification method.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Gains and losses on the sale of securities are recorded on settlement date and are determined using the specific identification method.

Notes to Consolidated Financial Statements—(Continued)

Loans

Loans are stated at the unpaid principal balances. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest on loans once they become 90 days past due, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis. Interest on impaired loans is recognized in the same manner as loans that are not considered impaired; that is interest is generally recognized on the cash basis once the collection of principal and interest is 90 days or more past due.

The Company collectively reviews for impairment all consumer loans and smaller homogeneous loans. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include nonaccrual loans, troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, the Company bases the measurement of these impaired loans on the fair value of the collateral securing the loan. For all other loans, the Company uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of underlying collateral on impaired loans are included in the provision for loan losses.

Loan fees and cost

Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin. A periodic review will be conducted on the pricing levels of fees and costs as experience with our lending process increases.

Allowance for loan losses

The allowance for loan losses reflects our best estimate of the losses that may be inherent in our loan portfolio. The allowance is based on two basic principles of accounting: that losses be accrued when they are probable of occurring and are capable of estimation and that losses be accrued for impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level which reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, the substantial uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans make it possible that a material change in the allowance for loan losses in the near term may be appropriate. However, the amount of the change cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Other Real Estate Owned

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of carrying value or fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for

Notes to Consolidated Financial Statements—(Continued)

loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions.

Property and Equipment

Land is carried at cost. Buildings, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense on a straight-line basis over the estimated useful lives ranging from three years to forty years. Maintenance, repairs, and minor improvements are charged to expense as incurred. Significant improvements are capitalized.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. At September 30, 2009, stock options to purchase 450,000 shares were outstanding. These shares were not included in the calculation of weighted average shares outstanding for the purpose of computing the diluted income (loss) per share as including them in the calculation would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Use of Estimates

The presentation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Company’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Subsequent Events

Subsequent events have been evaluated through November 16, 2009, the date on which the financial statements were issued.

Notes to Consolidated Financial Statements—(Continued)

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Government and federal agencies	$19,995	$205	$(24)	$20,176

	$19,995	$205	$(24)	$20,176

	December 31, 2008
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Government and federal agencies	$8,925	$563	$—	$9,488

	$8,925	$563	$—	$9,488

At September 30, 2009, there were no individual securities that had been in a continuous loss position for more than twelve months. All securities are highly rated U.S. government agency or government sponsored agency bonds.

The bank had $160 thousand realized gain on sale of its available for sale securities for the period ended September 30, 2009 and no realized gain or loss on sale of securities in 2008.

The scheduled maturities of securities available-for-sale at September 30, 2009 were as follows:

(In Thousands)	Amortized Cost	Fair Value
Over three years through five years	$7,489	$7,598
Over five years	12,506	12,578

	$19,995	$20,176

Note 3. Loans Receivable

The major components of loans in the balance sheets at September 30, 2009 and 2008 are as follows:

(In Thousands)	2009	2008
Loans secured by real estate:
Construction and land development	$46,311	$43,645
Secured by 1-4 family residential	50,693	39,448
Nonfarm, non 1-4 family residential	110,235	92,619
Loans to farmers	333	223
Commercial loans	32,917	26,435
Loans to individuals	7,089	8,883

Total Loans	247,578	211,253
Less: Allowance for loan losses	2,601	2,862

Loans, net	$244,977	$208,391

Notes to Consolidated Financial Statements—(Continued)

Note 4. Allowance for Loans Losses

Changes in the allowance for loan losses are as follows:

(In Thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Balance, beginning	$2,862	$1,471
Provision charged to operating expense	386	1,648
Recoveries of amounts charged off	9	—
Loans charged off	(656)	(257)

Balance, ending	$2,601	$2,862

The following is a summary of information pertaining to impaired and non-accrual loans:

(Dollars In Thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Impaired loans without a valuation allowance	$5,648	$224
Impaired loans with a valuation allowance	1,399	2,104

Total impaired loans	$7,047	$2,328

Valuation allowance related to impaired loans	$420	$1,053

Total non-accrual loans	$4,762	$2,328
Total loans past-due ninety days or more and still accruing interest	—	702
Other Real Estate Owned	507	251

	$5,269	$3,281

(Dollars In Thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Average investment in impaired loans	$3,636	$979

Interest income recognized on impaired loans	$127	$41

Interest income recognized on a cash basis on impaired loans	$122	$41

Notes to Consolidated Financial Statements—(Continued)

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 500,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 450,000 shares of authorized common stock have been issued under the Plan and 50,000 shares of authorized common stock are available for issue under the Plan. There are options for 450,000 shares granted currently outstanding as of September 30, 2009, of which, 425,667 options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of September 30, 2009, no options have been exercised. The Company accounts for the Plan using Statement of Financial Accounting Standard (SFAS) 123R, Share-Based Payments and recorded compensation expense of $25,000 for the nine months ended September 30, 2009 and $20,000 for the same period in 2008. The aggregate intrinsic value of outstanding stock options was $1,307,000 at September 30, 2009. The weighted average remaining contractual term of outstanding options was 7.6 years at September 30, 2009.

Note 6. Fair Value Measurement

The Company uses a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1- Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2- Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3- Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

Derivative assets: Derivative assets are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar assets by using pricing models that considers observable market data (Level 2).

Derivative liabilities: Derivative liabilities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar liabilities by using pricing models that considers observable market data (Level 2).

Notes to Consolidated Financial Statements—(Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Carrying value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$20,176		$20,176

Derivative assets	$305		$305

Liabilities:
Derivative liabilities	$305		$305

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Operations.

Other Real Estate Owned (OREO): Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the OREO as nonrecurring Level 2. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the OREO as nonrecurring Level 3.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$979		$979

Other real estate owned	$507		$507

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At September 30, 2009 and December 31, 2008, management believes the carrying value of federal funds sold approximates estimated market value.

Available-for-sale and restricted equity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values, based on the redemption provisions of the entities.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated contractual maturities on such time deposits.

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days.

At September 30, 2009 and December 31, 2008, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates its fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit were deemed to be immaterial. The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at September 30, 2009, and December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in Thousands)	September 30, 2009
	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$6,580	$6,580
Federal funds sold	23,465	23,465
Securities available-for-sale	20,176	20,176
Restricted equity securities	1,971	1,971
Loans, net	244,977	243,506
Accrued income	1,042	1,042
Financial liabilities
Total deposits	258,124	259,157
Short term borrowings	1,002	1,002
FHLB borrowings	13,000	13,650
Accrued interest payable	884	884

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary servicearea which includes the City of Roanoke, Roanoke County, Christiansburg, and Salem, Virginia and contiguouscounties, including Bedford and Franklin, Virginia. We place an emphasis on personal service and offer a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, on May 8, 2006 the Bank opened a branch office in Franklin County, Virginia at Westlake. On March 22, 2007 we opened our third office at the intersection of Colonial Avenue and Virginia Route 419 in Roanoke County, Virginia and on July 11, 2007, we opened our fourth office located at 3521 Franklin Road, in the City of Roanoke.

On June 19, 2008, we opened a full service branch office and a separate loan production office in Christiansburg, Virginia. In connection with the opening of these offices and our entry into the New River Valley market, we completed a $5.5 million private placement of common stock on June 30, 2008.

The following is a discussion of factors that significantly affected the financial condition and results of operations of HomeTown Bankshares Corporation. This discussion should be read in connection with the consolidated financial statements presented herein.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Consolidated financial statements in the Annual Report for the year ended December 31, 2008. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: that losses be accrued when they are probable of occurring and are capable of estimation and that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.

The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Discussion of Operations

Nine Months Ended September 30, 2009

The Company had net income of $300 thousand or $.09 per share, based on 2,939,400 weighted average shares of Common Stock outstanding for the nine months ended September 30, 2009 compared with a net loss of $1.27 thousand or $.48 per share for the nine months ended September 30, 2008.

The $1.57 million improvement in the net income position is due mainly to improved net interest income, which increased from $3.63 million in the first nine months of 2008 to $5.57 million for the same period in 2009, or 53.5%. This increase in net interest income is due primarily to the overall growth in the volume of earning assets. In the first nine months of 2009, noninterest income increased $310 thousand to $676 thousand from $366 thousand for the same period in 2008, an increase of 84.7%. The increase in noninterest income is mainly attributed to two items: $160 thousand gain on the sale of a security and an increase on service charges on deposit accounts of $206 thousand, or 202%. Mortgage loan brokerage fees increased by $54 thousand from the first nine months of 2008 and rental income had a nominal decrease of $4 thousand when compare with the same period in 2008.

Noninterest expense increased $893 thousand for the nine months ended on September 30, 2009 when compared to the same period in 2008. FDIC insurance assessment expense increased $282 thousand, or 402.9% to $352 thousand for the nine months ended on Sept 30, 2009 when compared to the same period in 2008. In the second quarter of 2009, the FDIC required a special insurance assessment for all FDIC insured institutions. Salaries and employee benefits stayed relatively level by increasing $139 thousand. In May 2008 the Company entered into a severance agreement with its former President and Chief Executive Officer where it agreed to pay severance benefits totaling $312 thousand. This one-time expense was offset in the first half of 2009 by nominal salary increases to existing employees as well as a full period of salaries and benefits recognized for the staff additions of New River Bank office. This office was not open during the first quarter of 2008. The bank also added a Director of Information Technology as well as a Controller in the first half of 2009. Occupancy and equipment expense increased from $712 thousand to $933 thousand, an increase of 31%. The increase in occupancy and equipment expense is due to the additions of the Colonial Avenue branch at 419 in May 2008 and the New River Bank office opened in June of 2008. Data processing expense increased from $212 thousand in the first nine months of 2008 to $264 thousand for the same period in 2009, an increase of $52 thousand or 24.5%. This increase in data processing costs is attributed to the growth of the Company over the last year. Other expense increased $115 thousand or 20.1% for the nine months ended Sept 30, 2009 compared to the same period in 2008.

Three Months Ended September 30, 2009

The Company had net income of $155 thousand or $.05 per share, based on 2,939,400 weighted average shares of Common Stock outstanding for the three months ended September 30, 2009 compared with a net loss of $394 thousand or $.13 per share for the three months ended September 30, 2008; an improvement of $549 thousand, or $.18 per share.

For the three months ended September 30, 2009, net interest income increased by $759 thousand or 56.9% compared to the same period in 2008 due primarily to the overall growth in the volume of earning assets. In the third quarter of 2009, noninterest income increased $70 thousand to $195 thousand from $125 thousand for the same period in 2008, an increase of 56%. Service charges on deposit accounts increased $70 thousand, while rental income and other income decreased by $5 thousand and $18 thousand respectively. Mortgage loan brokerage fees increased by $23 thousand from the third quarter of 2008.

Salaries and employee benefits increased from $886 thousand in the third quarter of 2008 to $1.058 million for the third quarter of 2009. This increase of $172 thousand or 19.41% is mostly due to normal annual salary increases as well as additional staff support for Company growth. Occupancy and equipment expense increased from $274 thousand to $318 thousand, an increase of $44 thousand or 16.06%. The increase in occupancy and equipment expense is due primarily to the completion of the permanent office at our Colonial Avenue at 419 location in Roanoke County. Data processing expense increased by $2 thousand or 2.4% from $83 thousand in the third quarter of 2008 to $85 thousand in the third quarter of 2009. FDIC insurance assessment increased $73 thousand to $104 thousand from $31 thousand. This sharp increased is due to deposit growth as well as an increase in the fee rate. Other expense increased from $232 thousand in the third quarter of 2008 to $245 thousand for the same period in 2009, an increase of $13 thousand or 5.6%.

Financial Condition

At September 30, 2009, the Company had total assets of approximately $307.8 million compared to $233.6 million at December 31, 2008. Total assets increased $74.2 million or 31.8% since year end 2008. At September 30, 2009, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. Net loans increased $36.6 million, or 17.6%, to $245 million at September 30, 2009. Federal funds sold increased to $23.5 million from $520 thousand at December 31, 2008. Investment securities increased $10.7 million to $20.2 million.

The company’s liabilities at September 30, 2009 totaled $273.6 million compared to $209.1 million at December 31, 2008. The Company views deposits as a key to its profitability. In the third quarter, the Company launched an aggressive deposit gathering campaign to attract deposits. Noninterest-bearing deposits increased by $3.7 million, and interest-bearing deposits increased $66.0 million, or 37.6%, to $241.7 million.

At September 30, 2009 and December 31, 2008, the Company had stockholders’ equity of approximately $34.2 million and $24.5 million, respectively, an increase of $9.7 million or 39.8%. On September 18, 2009, as part of the Troubled Asset Relief Program-Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the United States Department of the Treasury pursuant to which the Company issued 10 thousand shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for a purchase price of $10 million in cash and issued a warrant to purchase 374.37437 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B for a per share price of $1.00 per share, which was exercised immediately. These transactions increased stockholders’ equity approximately $10 million. Other changes to stockholders’ equity included net income of $300 thousand which increased stockholders’ equity which was offset by $201 thousand in preferred stock issuance cost and a $382 thousand decrease in the market value of investment securities available for sale.

Management believes the Company has sufficient capital to fund its operations. At September 30, 2009, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had no loans past due ninety days or more and still accruing interest and eight nonaccrual loans totaling $4.8 million as well as $507 thousand of other real estate owned at September 30, 2009.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. During the third quarter of 2008 the Company transitioned from using general banking industry trends and norms in its evaluation of the allowance for loan losses to using its own specific experience, trends, and portfolio composition which is the more recommended methodology for analyzing the allowance for loan losses. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.05% at September 30, 2009 and 1.35% at December 31, 2008. The decline in the allowance for loan loss was primarily due to a charge off of a $637 thousand that was included in the loan loss reserves at December 31, 2008.

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or with borrowings from correspondent banks or other deposit markets. Liquid assets include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, investment securities and loans maturing within one year. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

At September 30 2009, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $94.4 million. At September 30, 2009, 26.2% or $64.3 million of the loan portfolio would mature within one year. At September 30, 2009, non-deposit sources of available funds totaled $28.1 million, which included $13.1 million immediately available from FHLB. During the first nine months of 2009, other borrowing activity included a pay down of $5.2 million of FHLB borrowings.

Capital Requirements

The maintenance of appropriate levels of capital is a priority and is continually monitored. Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. The following are the Company’s capital ratios:

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$36,659	14.6%	$26,783	11.9%
Tier I Capital (to Risk-Weighted Assets)	$34,058	13.5%	$23,966	10.6%
Tier I Capital (to Average Assets)	$34,058	11.5%	$23,966	10.8%

Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk.

At September 30, 2009, outstanding commitments to extend credit including letters of credit were $43.3 million. There are no commitments to extend credit on impaired loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without ever being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash outlays for the Company.

Recent Developments

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. Under the EESA, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor, until December 31, 2009. On October 14, 2008, the Department of the Treasury announced it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program, or CPP, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of perpetual preferred stock. The preferred stock would qualify as Tier 1 capital. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock.

The CPP program is voluntary and requires an institution to comply with a number of restrictions and provisions.

Participation in the program is subject to approval by the Treasury department. On September 18, 2009, as part of the CPP program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the United States Department of the Treasury pursuant to which the Company issued 10 thousand shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for a purchase price of $10 million in cash and issued a warrant to purchase 374.37437 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B for a per share price of $1.00 per share, which was exercised immediately.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its consolidated financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls

The Company maintains internal accounting controls as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, that are designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this report, there was no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, HomeTown Bankshares Corporation, the parent company of HomeTown Bank (“Company”) entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company (i) sold 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for a purchase price of $10,000,000 in cash and (ii) issued a warrant (the “Warrant”) to purchase 374.37437 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), for a per share price of $1.00 per share. For a more detailed discussion of the transaction, see the Company’s Form 8-K filed with the SEC on September 18, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

Exhibit No.

3 (i)	Articles of Incorporation of Hometown Bank, incorporated by reference to Exhibit 3(i) of the Form S-4 filed April 10, 2009; and Article of Amendment of Articles of Incorporation of HomeTown Bankshares Corporation, incorporated by reference to Exhibit 3(i) of the Form 8-K filed on September 24, 2009.

3 (ii)	Bylaws of Hometown Bank, incorporated by reference to as appendix B of Form S-4 filed April 10, 2009; and bylaws of HomeTown Bankshares Corporation, incorporated by reference to as appendix B of Form S-4 filed April 10, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.1 to Form S-4 filed April 10, 2009.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form S-4 filed April 10, 2009.

10.4	HomeTown Bankshares 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 2006.

10.5*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.2 to Form S-4 filed April 10, 2009.

10.6	Lease Agreement by and between James Paul Poulos and Rita Ann Poulos, Trustees, under that certain Trust Agreement with James Paul Poulos and Hometown Bank dated August 1, 2006, incorporated herein by reference to Exhibit 10.7 to Form S-4 filed April 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract

Reports on 8-K

On September 15, 2009, the Company reported on form 8K the Board of Directors of HomeTown Bankshares Corporation approval of a restricted stock plan to provide incentives for the Company’s officers and key employees, including its executive officers. The plan reserves for issuance as awards 120,000 shares of the Company’s authorized but unissued common stock.

On September 23, 2009, the Company reported on form 8K that effective August 6, 2009, pursuant to the Plan and Agreement of Share Exchange dated December 8, 2008 (the “Agreement”) between the Registrant and HomeTown Bank, and approved by the shareholders of HomeTown Bank at its annual meeting held on August 6, 2009, Registrant acquired all of the outstanding stock of HomeTown Bank in a share exchange transaction. As a result of the transaction described above, the Registrant became the successor issuer to HomeTown Bank.

On September 24, 2009, the Company reported on form 8K that as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, HomeTown Bankshares Corporation, the parent company of HomeTown Bank (“Company”) entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company (i) sold 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for a purchase price of $10,000,000 in cash and (ii) issued a warrant (the “Warrant”) to purchase 374.38 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), for a per share price of $1.00 per share.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 16, 2009	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 16, 2009	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description

3 (i)	Articles of Incorporation of Hometown Bank, incorporated by reference to Exhibit 3(i) of the Form S-4 filed April 10, 2009; and Article of Amendment of Articles of Incorporation of HomeTown Bankshares Corporation, incorporated by reference to Exhibit 3(i) of the Form 8-K filed on September 24, 2009.

3 (ii)	Bylaws of Hometown Bank, incorporated by reference to as appendix B of Form S-4 filed April 10, 2009; and bylaws of HomeTown Bankshares Corporation, incorporated by reference to as appendix B of Form S-4 filed April 10, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.1 to Form S-4 filed April 10, 2009.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form S-4 filed April 10, 2009.

10.4	HomeTown Bankshares 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 2006.

10.5*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.2 to Form S-4 filed April 10, 2009.

10.6	Lease Agreement by and between James Paul Poulos and Rita Ann Poulos, Trustees, under that certain Trust Agreement with James Paul Poulos and Hometown Bank dated August 1, 2006, incorporated herein by reference to Exhibit 10.7 to Form S-4 filed April 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.