Form 10-K
period 2009-12-31
HomeTown Bankshares Corp
filed 2010-04-15
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-158525

HomeTown Bankshares Corporation

(Exact name of registrant as specified in its charter)

Virginia	26-4549960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 South Jefferson Street Roanoke, Virginia	24011

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 345-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 per share Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009. $18,679,780 based on $7.00 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 2,944,888 shares outstanding as of March 30, 2010.

Documents incorporated by reference. Portions of the Corporation’s 2010 Proxy Statement have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I

i

PART I

ITEM 1.	BUSINESS.

Overview and History

General

HomeTown Bankshares Corporation (the “Company”, “HomeTown Bankshares”) was incorporated in the Commonwealth of Virginia on December 8, 2008. On September 4, 2009, the Company acquired all of the outstanding shares of HomeTown Bank in a one for one exchange of stock.

The Company is authorized as a bank holding company. The holding company structure provides greater flexibility that a bank standing alone because it allows expansion and diversification of business activities through subsidiaries or through acquisitions. HomeTown Bankshares Corporation’s business is conducted through its wholly-owned subsidiary, HomeTown Bank.

HomeTown Bank

Hometown Bank (the “Bank”) is a Virginia banking corporation headquartered in Roanoke, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 2004 and began banking operations in November 2005. The Bank was organized to engage in general retail and commercial banking business.

The Bank opened for business on November 14, 2005 and was capitalized by more than 2,000 shareholders who wanted a new local bank dedicated to customer service. These investors provided the initial customer base and are integral to the success of the Bank. Management believes that the key to the Bank’s success lies in providing Bank customers with personalized service from experienced banking professionals while providing innovative, highly competitive and convenient products and services that meet their banking needs.

The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and larger companies. The Bank provides a full range of services to meet the financial needs of its customers and strives to provide its customers with innovative products while maintaining the prompt response and the high level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area. Management believes that the combination of local ownership and size allows the Bank to offer services and products specifically tailored to the needs of the community. The Bank’s Principal Office is located at 202 S. Jefferson Street, Roanoke, Virginia. The Bank also maintains a website at www.hometownbankva.com.

Principal Products of the Bank

The Bank currently conducts business from five full-service offices. Three of the full-service offices are located in Roanoke, Virginia, one full-service location is in the Westlake area of Franklin County, Virginia and one full-service location is in Christiansburg, Virginia. The Christiansburg market is also served by a loan production office.

Deposit Services. The Bank offers a full range of deposit services that are typically available in most banks, savings banks and credit unions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. From the beginning we have focused on convenience, innovation, and value. Many consumers have hailed the very special HomeTown Star banking relationship with its attached, automatic, high yielding sweep feature. They quickly recognized it as a valuable packaging of superior interest-bearing checking, very competitive returns on the sweep without money market account restrictions on access, and the ideal bundle of other banking extras. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, and associations and organizations.

Lending Services. The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory andreceivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans and lines of credit include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans.

Consumer Residential Mortgage Origination. The Bank, as representative for mortgage companies, originates consumer residential mortgage loans. Loans originated are conforming and non-conforming home mortgages in its market area, as defined below. As part of the Bank’s overall risk management strategy, loans originated and closed by the Mortgage Department are pre-sold to major national mortgage banking or financial institutions and at no time are carried on the Bank’s balance sheet. In addition to creating customer relationships and the opportunity to sell other products and services, the bank receives fee income for this service.

Other Services. Other services offered by the Bank include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, overdraft protection, check cards, credit cards and merchant card services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout the world. The Bank intends to introduce new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as internet banking, including on-line bill pay. The services allow customers to handle routine transactions using the internet at the Bank’s website www.hometownbankva.com.

Market Area

The Bank’s market area primarily consists of the City of Roanoke, Roanoke County, and the City of Salem,Virginia and contiguous counties, including Bedford, Franklin and Montgomery, Virginia. Total population in the market area equals approximately 300,000. The area is serviced by one daily newspaper, at least 6 weekly, multi-weekly or bi-weekly newspapers and a number of radio and television stations providing diverse media outlets. The City of Roanoke and Roanoke County, the location of three of the Bank’s offices, has the largest population base, with approximately 180,000 persons. The Roanoke market area is diversified by industry group with retail trade, services, transportation, manufacturing, finance, insurance and real estate. Roanoke is a regional center for banking, medicine and the legal and business professional community. Carilion Clinic, Advance Auto Parts, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other major employers include Norfolk Southern Corporation, General Electric Co., Wells Fargo Bank, Roanoke College, and Hollins University.

Employees

As of December 31, 2009, the Company had 71 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

Governmental Monetary Policies

The earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board implements national monetary policy by its open market operations in United States government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits. Management of the Company is unable to predict the effect of possible significant changes in monetary policies upon the future operating results of the Company.

Competition

The Company competes as a financial intermediary with other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Roanoke market area and elsewhere. Many of the Company’s nonbank competitors are not subject to the same extensive federal regulations that govern federally insured banks and state regulations governing state chartered banks. As a result, such nonbank competitors may have certain advantages over the Company in providing certain services.

Virginia law permits statewide branching by banks. Consequently, the Company’s market area is a highly competitive, highly branched banking market. Competition in the market area for loans to individuals, small businesses, and professional concerns, the Company’s target market, is keen, and pricing is important. Most of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services, such as extensive and established branch networks and trust services that the Company is not currently providing. Moreover, larger institutions operating in the Roanoke market area have access to borrowed funds at a lower cost than are presently available to the Company. Deposit competition is strong and comes from institutions in the market, U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources.

Supervision and Regulation

HomeTown Bankshares Corporation

HomeTown Bankshares is a bank holding company organized under the Federal Bank Holding Company Act (“BHCA”), which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). HomeTown Bankshares is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine HomeTown Bankshares and its subsidiary. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

On September 18, 2009, as part of the Capital Purchase Program (CPP) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a warrant to purchase up to 374 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”). This warrant was exercised immediately. Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. Cumulative dividends on the Series B Preferred Stock accrue on the liquidation preference at a rate of 9% per annum.

Under the CPP, the Company and the Named Executive Officers amended certain employment agreements and benefit plans and arrangements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA as implemented by any guidance or regulation under Section 111(b) of EESA that was issued and in effect as of the closing date of the transaction. Section 7001 of ARRA amends Section 111 of EESA to provide that participants in the CPP are subject to the standards established by the Secretary, and directs the Secretary to require each CPP recipient to meet appropriate standards for executive compensation and corporate governance. On June 15, 2009, the Treasury issued an interim final rule, Trouble Asset Relief Program (TARP) Standards For Compensation and Corporate Governance, to provide guidance on the executive compensation and corporate governance provisions of the EESA as amended by the ARRA.

The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking. Bank holding companies also may not acquire more than 5% of the voting shares of any company engaged in nonbanking activities.

The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (the “Commission”). HomeTown Bankshares is required to report to the Commission with respect to financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GLBA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. HomeTown Bankshares is not a financial holding company.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including HomeTown Bankshares. SOX creates increased responsibilities for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on HomeTown Bankshares’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to HomeTown Bankshares. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. HomeTown Bankshares is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against HomeTown Bankshares if its subsidiary bank becomes undercapitalized. HomeTown Bankshares’s bank subsidiary is well capitalized and fully in compliance with capital guidelines. However, regulatory capital requirements relate to earnings and asset quality, among other factors. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels.

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U. S. Treasury announced the Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. In the program, the Treasury was authorized to purchase up to $250 million of senior preferred shares in qualifying U. S. banks, savings and loan associations, and bank and savings and loan holding companies. The amount of TARP funds was later increased up to $350 million.

American Recovery and Reinvestment Act of 2009. The ARRA was enacted in 2009 and includes a wide range of programs to stimulate economic recovery. In addition, it also imposed new executive compensation and corporate governance obligations on TARP Capital Purchase Program recipients. Because HomeTown Bankshares participated in TARP it must comply with these requirements.

HomeTown Bank

The Bank is under the supervision of, and subject to regulation and examination by, the Federal Reserve Board and the Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank is also covered by deposit insurance through the FDIC and is subject to their regulations. As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

Deposit Insurance. HomeTown Bank has deposits that are insured by the FDIC. The FDIC maintains a Bank Insurance Fund (“BIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. It is anticipated that assessments will increase in the future, to offset demands on the BIF from banks that fail in the troubled economy and due to the anticipated growth of the Bank.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. It has been extended to December 31, 2013. On January 1, 2014 the FDIC deposit insurance is scheduled to return to $100,000 per depositor, except for certain retirement accounts for which coverage will remain at $250,000. The FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts for FDIC-insured institutions that elected to participate. HomeTown Bank elected to participate in this program, and its BIF assessments will increase to reflect the additional FDIC coverage. After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

Capital Requirements. The same capital requirements that are discussed above with relation to HomeTown Bankshares are applied to HomeTown Bank by the Federal Reserve. Federal Reserve guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. Also, capital requirements can be increased based on earnings and asset quality concerns as well as other issues.

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank or bank holding company, subject to certain conditions, including nationwide and state concentration limits. Banks also are able to branch across state lines, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia law permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Community Reinvestment Act (“CRA”). The Company is also subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open branches.

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a limited partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions, including the filing of misleading or untimely reports with regulatory authorities, may provide the basis for enforcement action.

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001, and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. Interim rules implementing the USA Patriot Act were issued effective March 4, 2002. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Company does not expect the USA Patriot Act to materially affect its products, services or other business activities.

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, and the Fair Debt Collections Practices Act. HomeTown Bank is required to comply with these laws and regulations in its dealing with customers.

ACCESS TO FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov. Also, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are posted on the Company’s website at http://www.hometownbankva.com as soon as reasonably practical after filing electronically with the SEC.

ITEM 1A.	RISK FACTORS.

Not Required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Required.

ITEM 2.	PROPERTIES.

As of March 30, 2010, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 1540 Roanoke Street, Christiansburg, Virginia (the “Christiansburg Office”) and vi) a loan production and administrative office at 1655 Roanoke Street, Christiansburg, Virginia.

The Downtown Office. The Bank leases certain space located at 202 S. Jefferson Street, Roanoke, Virginia. The lease is for a period of 10 years, 11 months from the date of the lease with options to renew the lease for two periods of five years. The Downtown Branch opened on November 14, 2005.

The Smith Mountain Lake Office. The Bank purchased the Smith Mountain Lake branch on February 14, 2006 and received regulatory approval and opened the office on May 8, 2006.

The Colonial Avenue at 419 Office. The Bank purchased the property for the Colonial Avenue at 419 office on August 31, 2006 and received regulatory approval and opened the Colonial Avenue at 419 Branch on March 22, 2007.

The South Roanoke Office. The Bank has leased real property and improvements thereto located at 3521 Franklin Road, Roanoke, Virginia. The Bank received regulatory approval and opened a branch at this location on July 9, 2007.

The Christiansburg Office. The Bank leased real property and improvements thereto located at 1540 Roanoke Street, Christiansburg, Virginia on April 30, 2008 and received regulatory approval and opened a branch at this location on June 19, 2008. This office operates under the name “NewRiver Bank, a branch of HomeTown Bank”. The lease is for a term of five years with 1 five year renewal option.

The Christiansburg Loan Production and Administrative Office. The Bank has leased real property and improvements thereto located at 1655 Roanoke Street, Christiansburg, Virginia. This office is for loan production purposes and also provides administrative support for our New River Valley operations. The lease is for a term of five years with 1 five year renewal option.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2009 to December 31, 2009, the selling price of shares of Common Stock ranged from $8.05 to $6.01. There may, however, have been other transactions at other prices not known to the Company.

	2009		2008
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$6.51	$6.50	$11.00	$8.00
June 30	$7.00	$6.01	$12.50	$11.00
September 30	$7.70	$7.00	$13.00	$10.05
December 31	$8.05	$7.00	$11.90	$6.00

As of March 30, 2010, there were 2,939,400 shares of Common Stock outstanding, which shares are held by 1,949 shareholders of record. No dividends have been paid on the Common Stock to date.

The Company is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, the Company intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Company during its initial years of operation in order to promote the Company’s growth and ability to compete in its market area. As a result, the Company does not anticipate paying a cash dividend on its Common Stock in 2010.

Under the Company’s shareholder approved equity compensation plan, there are 426,000 shares of common stock to be issued upon exercise of outstanding options. These shares have a weighted-average exercise price of $10.09 per share. The number of shares remaining for future issuance is 50,000. Refer to Part II, Item 8, Note 11 for a detail discussion of the stock options that are outstanding.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on the Company’s management team, including its ability to attract and retain key personnel;

•	interest rate fluctuations;

•	maintaining capital levels adequate to support the Company’s growth;

•	risk inherent in making loans such as repayment risks and fluctuating collateral values;

•	the ability to attract low cost core deposits to fund asset growth;

•	changes in laws and regulations applicable to us;

•	changes in general economic and business conditions;

•	competition within and from outside the banking industry;

•	problems with our technology,

•	changing trends in customer profiles and behavior, and

•	new products and services in the banking industry.

Although Management believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

The financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements and management’s discussion and analysis are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important accounting policies to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

Management monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan. Management maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

Management evaluates various loans individually for impairment. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, we make estimates of losses for groups of loans grouped by similar characteristics, including the type of loan, the assigned loan classification and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of Hometown Bankshares Corporation and subsidiary (the Company) as of and for the years ending December 31, 2009 and 2008. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

The Company initiated its banking operations through its wholly-owned subsidiary, HomeTown Bank, on November 14, 2005 with the opening of its main office at 202 S. Jefferson Street, Roanoke, Virginia. The bank has experienced consistent growth over the last four years.

As the Company continues to grow, it expects changes in financial condition and operating results should become more favorable overall, but the changes less dynamic. Many new banks experience a period of operating losses until the growth and balancing of interest income from loans and investments and interest expense from deposits and borrowings along with cost control, will generate operating income.

The primary source of the Company’s revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets are comprised of loans, investment securities and federal funds sold. Interest bearing liabilities are comprised of interest bearing deposit accounts, federal funds purchased, securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings.

The Business

HomeTown Bank, the Company’s wholly owned subsidiary, provides a full complement of consumer and commercial banking services to its primary service area which includes the City of Roanoke, Roanoke County, and the City of Salem, Virginia and contiguous counties, including Bedford, Franklin and Montgomery, Virginia. We place an emphasis on personal service and offer a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Bank has branch offices in Franklin County, Virginia at Westlake, in Roanoke County at the intersection of Colonial Avenue and Virginia Route 419, in Roanoke City on Franklin Road in South Roanoke. In July 2008, the Bank opened two offices in Christiansburg, Virginia, a branch office and a loan production and administrative support office for operations in the New River Valley market. These two offices operate under the name NewRiver Bank, a branch of Hometown Bank.

Discussion of Operations

Hometown Bankshares currently operates five deposit offices and one loan production office. The main office and South Roanoke office in Roanoke City, the Colonial Avenue at 419 office in Roanoke County, the Smith Mountain Lake office in Franklin County at the Westlake community, and the branch office and loan production and administrative office of NewRiver Bank in Christiansburg, Virginia.

The Company operates in a highly competitive market for commercial banking and financial services as the Roanoke Valley is a banking and financial services hub for much of southwest Virginia.

The Company has grown aggressively over the last four years with five new offices opened in that time period. The Company planned to expand its infrastructure rapidly to best serve its customer base and build its geographic footprint. In order to utilize the capacity of our offices generated by this growth, the Company has also aggressively grown loans and deposits and maintained a loan to deposit ratio in excess of 100% for much of this time. Loan growth was reduced in 2009 resulting in the loan to deposit ratio of 92.0 percent at December 31, 2009. As a result of this reduced level of loan growth, liquidity has increased. In addition to asset sources of liquidity, the Company has available $13 million of federal funds lines of credit and $8.5 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of total assets from the Federal Home Loan Bank provided qualifying collateral is pledged.

Overview of Operations

The Company recorded net income available to common shareholders of $323 thousand (based on net income of $496 thousand), or $.11 per basic and diluted share, and a loss of $(2.175) million or $(.80) per basic and diluted share, for the years ended December 31, 2009 and 2008, respectively. The profit recorded in 2009 represent’s the Company’s first full year of profitable operations since its formation in late 2005. The $2.5 million improvement in the net income position from 2008 to 2009 was primarily due to the $2.8 million increase in net interest income caused mainly by continued increases in the volume of earning assets along with some improvement in the net interest margin.

The provision for loan losses declined from $1.6 million in 2008 to $725 thousand in 2009 a decrease of $923 thousand or 56%. In 2008, the Company recorded a specific provision in the amount of $633 thousand for one loan causing the higher level of expense in 2008 along with larger growth in the volume of loans. At December 31, 2009, the valuation allowance related to impaired loans totaled $538 thousand compared to $1.1 million at December 31, 2008.

The $2.5 million improvement in the net income position is due mainly to improved net interest income, which increased $2.8 million or 53% in 2009 compared to 2008. The increase is due to the overall growth in the volume of earning assets. In 2009, noninterest income increased $402 thousand to $913 thousand from $511 thousand in 2008, an increase of 79%. The increase in noninterest income is partly attributed to a $160 thousand gain on sale on securities. Service charge income on deposit accounts increased by $154 thousand compared to 2008 due to the overall growth in deposit accounts in the last year.

The increases in net interest income and noninterest income were offset by increases in most noninterest expense categories due to the overall growth of the bank. Salaries and employee benefits increased by $327 thousand or 9% compared to 2008. Occupancy and equipment expense increased from $1 million in 2008 to $1.2 million in 2009 an increase of 22% as the offices opened in the New River Valley in mid-2008 were occupied for a full year in 2009. Due to the growth of deposits and increases in assessment rates, FDIC insurance expense increased by $437 thousand in 2009.

Summary of Financial Condition

Total assets at December 31, 2009 were $337.8 million; an increase of $104.2 million or 44.6%, from $233.6 at December 31, 2008.

Cash and cash equivalents increased by $3.9 million to $7.1 million at December 31, 2009, an increase of 121.3%.

Securities available-for-sale increased $36.9 million to $46.4 million at December 31, 2009 from $9.5 million at December 31, 2008.

Loans, net of allowance for loan losses, increased from $208.4 million at December 31, 2008 to $249.8 million as of December 31, 2009, an increase of $41.4 million or 19.9%. This increase reflects the Company’s growth in all loan categories including commercial, real estate and consumer loans. Loans held for investment as a percentage of assets and deposits were 73.9% and 92.0%, respectively, as of December 31, 2009, compared to 89.2% and 110.6% as of December 31, 2008. The pace of growth in the loan portfolio slowed in 2009 compared to prior years. Growth in 2010 will continue to moderate.

Company premises and equipment, net of accumulated depreciation decreased $410 thousand, or 4.8%, to $8.2 million.

Total liabilities at December 31, 2009 were $304 million an increase of $94.9 million, or 45.4%, from $209.1 million at December 31, 2008. Total deposits, the primary component of total liabilities, were $271.6 million at December 31, 2009, an increase of $83.2 million or 44.2%, from $188.4 million as of December 31, 2008. This increase in deposits is attributed to the Company’s continuing marketing initiatives implemented during the year, as well as our entry into the New River Valley market with our branch and loan production offices that opened in July 2008.

Total stockholders’ equity amounted to $33.8 million at December 31, 2009 compared to $24.5 million at December 31, 2008, an increase of $9.3 million or 37.9%. Stockholders’ equity has been reduced by other comprehensive loss while being increased by net income and issuing preferred stock in the third quarter of 2009 as a part of the United States Treasury’s Capital Purchase Program. The Company had net income of $496 thousand for the year ended December 31, 2009 and a net loss of $2.2 million for the year ended December 31, 2008.

Management believes the Company has sufficient capital to fund its operations until the Company begins to generate profits on a consistent basis, but there can be no assurance that this will be the case.

At December 31, 2009, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company expects to continue to moderate loan growth in 2010 which will have a positive affect on liquidity.

Non-performing Assets

Following is a breakdown of our nonperforming loans by balance sheet type:

(Dollars in thousands)	2009	2008	2007	2006	2005
Real Estate:
Construction and land development	$2,386	$2,259	$—	$—	$—
Residential 1-4 families	806	771	207
Commercial real estate	1,204	—	—	—	—
Commercial loans	44	—	—	—	—
Loans to individuals	38	—	—	—	—

Total Nonperforming Loans	$4,478	$3,030	$207	$—	$—

Non-performing assets consist of loans past-due ninety days or more, non-accrual loans and repossessed and foreclosed assets. The Company had $5,185,000 in non-performing assets at December 31, 2009. Loans classified as impaired totaled $20.8 million at December 31, 2009 and the Company established a valuation allowance of $538 thousand for these impaired loans. Impaired loans at December 31, 2008 were $2.3 million and the Company established a valuation allowance of $1.1 million for these impaired loans.

The increase in the level of impaired loans was due to weakening financial performance of selected borrowers and is not concentrated in any single industry. Of the $20.8 million in impaired loans at December 31, 2009, $6.5 million is to six separate borrowers for residential construction and subdivision development, $6.7 million represents owner occupied commercial real estate loans to four borrowers, $4.6 million is to one borrower and a related entity for residential rental of single family and multi-family housing units and $1.4 million is for commercial construction of a hotel property.

At December 31, 2008, $1.9 million of the impaired loans was comprised of two loans in the portfolio. These loans were granted in 2006 and were for residential real estate development purposes outside of our local market. The projects were well underwritten at the time the loans were made and the loans were performing until the decline in collateral values caused by to the overall economic crisis. The continued decline in real estate values in the markets where these projects are located resulted in the need to establish specific reserves on these two loans. Specific reserves on these two impaired loans totaled $973,000 at December 31, 2008. During the first quarter of 2009, property securing one of these loans was foreclosed and resulting in the charge-off of $637,000.

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

Net Interest Income and Net Interest Margin

Net interest income, the primary source of the Company’s earnings, is the excess of interest income, derived from earning assets classified as loans, securities, certificates of deposit and federal funds sold, over and above interest expense, which are amounts due from the Company’s interest bearing liabilities including customer deposits, time certificates and federal funds purchased. The amount of net interest income is primarily dependent upon the volume and mix of these earning assets and interest bearing liabilities. Interest rate changes can also impact the amount of net interest income, but usually to a lesser extent. Management develops pricing and marketing strategies to maximize net interest income while maintaining related assets and liabilities accounts within guideline policies as established by the Company’s Board of Directors. Sources of non-interest income include service charges on deposit accounts, mortgage brokerage fees and other miscellaneous income.

The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that the Company earned on its earning assets. Net interest margin is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities.

Net interest income, increased 52.8% to $8 million in 2009, from $5.2 million in 2008. The increase was due primarily to the increase in the Company’s loan portfolio. The loan portfolio maintained strong ratios as a percentage of assets and deposits of 73.9% and 92%, respectively, at December 31, 2009, as compared to 89.2% and 110.6%, respectively, at December 31, 2008. The net interest margin slightly increased to 2.98% for 2009 from 2.95% for 2008. The average rate on earning assets decreased 90 basis points from 6.07% for 2008 to 5.17% for 2009. The average rate on interest-bearing liabilities decreased 118 basis points from 3.62% in 2008 to 2.44% in 2009.

In 2009, the prime rate was 3.25% for the entire year having changed to 3.25% on December 16, 2008. Because of the lower prime rate, during 2009, the Company was able to re-price its deposits to a lower rate. This was the primary reason for the slight increase in the net interest margin from 2.95% in 2008 to 2.98% in 2009.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2008 and 2007, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances. We have no tax exempt assets for the periods presented.

Average Balances, Interest Income and Expense, Yields and Rates

	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$10,215	$23	0.23%	$1,324	$22	1.66%	$1,274	$66	5.18%
Deposits in banks	128	—	0.00%	16	—	0.00%	274	14	5.11%
Securities, taxable	19,144	833	4.35%	7,876	359	4.56%	8,824	451	5.11%
Restricted equity securities	2,023	43	2.13%	1,657	76	4.59%	1,027	61	5.94%
Loans	236,956	12,986	5.48%	166,833	10,329	6.19%	90,013	6,661	7.40%

Total earnings assets	268,466	13,885	5.17%	177,707	10,786	6.07%	101,412	7,253	7.15%
Less: Allowance for loan losses	(2,532)			(1,783)			(958)
Total non-earning assets	19,852			11,556			8,654

Total Assets	$285,786			$187,480			$109,108

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$32,496	$406	1.25%	$31,647	$826	2.61%	$22,843	$917	4.01%
Money market savings	23,234	316	1.36%	17,970	475	2.64%	12,195	500	4.10%
Regular savings	2,591	41	1.58%	382	4	0.96%	149	1	0.67%
Time Deposits	163,191	4,518	2.77%	84,556	3,589	4.24%	42,796	2,272	5.31%
Short term borrowings	806	8	0.87%	2,012	58	2.86%	957	52	5.43%
FHLB borrowings	19,146	595	3.10%	16,481	596	3.62%	3,326	144	4.33%

Total interest bearing liabilities	241,464	5,884	2.44%	153,049	5,548	3.62%	82,266	3,886	4.72%
Non-interest bearing liabilities:
Demand deposits	14,157			9,910			4,474
Other liabilities	1,842			1,598			836
Total liabilities	257,463			164,557			87,576

Shareholders’ equity	28,323			22,923			21,532

Total Liabilities and Shareholders’ Equity	$285,786			$187,480			$109,108

Net interest income		$8,001			$5,238			$3,367

Interest rate spread			2.73%			2.45%			2.43%

Interest expense to average earning assets			2.19%			3.12%			3.83%

Net interest margin			2.98%			2.95%			3.32%

Rate and Volume Analysis

	2009 Compared to 2008			2008 Compared to 2007
(Dollars in thousands)	Increase (Decrease)	Change Due To:		Increase (Decrease)	Change Due To:
		Rate	Volume		Rate	Volume
Interest income:
Federal funds sold	$1	$(33)	$34	$(44)	$(47)	$3
Deposits in banks	—	—	—	(14)	—	(14)
Securities, taxable	474	(17)	491	(92)	(46)	(46)
Restricted equity securities	(33)	(47)	14	15	(16)	31
Loans	2,657	(1,292)	3,949	3,668	(1,237)	4,905

Total interest income	3,099	(1,389)	4,488	3,533	(1,346)	4,879

Interest expense:
Interest bearing liabilities:
Checking	(420)	(442)	22	(91)	(379)	289
Money market savings	(159)	(272)	113	(25)	(214)	189
Regular savings	37	4	33	3	1	2
Time Deposits	929	(1,559)	2,488	1,317	(531)	1,848
Other borrowings	(50)	(27)	(23)	6	(33)	38
Long term borrowings	(1)	(91)	90	452	—	452

Total interest bearing liabilities	336	(2,387)	2,723	1,662	(1,156)	2,818

Net interest income	$2,763	$998	$1,765	$1,871	$(190)	$2,061

Noninterest Income

Noninterest income includes service charges on deposit accounts, brokerage fees on non-portfolio mortgage loans, gains on securities sales, and rental income from tenants leasing offices at the Colonial Avenue at 419 location. Noninterest income increased to $913 thousand in 2009 from $511 thousand in 2008. The increase in noninterest income was due primarily to increased service charge income on deposit accounts as well as a gain on the sale of investment securities. The Company continues to identify and evaluate new sources of noninterest income.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2009	2008
Service charges on deposit accounts	$315	$161
Mortgage loan brokerage fees	122	77
Rental Income	106	105
Gain on sale of investment securities	160	—
Other Income	210	168

Total non-interest income	$913	$511

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, advertising and marketing, FDIC insurance, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.

Total noninterest expense increased $1.4 million, from $6.3 million in 2008 to $7.7 million in 2009. Salaries and employee benefits expense increased $327 thousand from 2008 due to additional staff as well as normal salary increases. The addition of two offices in 2008 and the completion of the permanent office at Colonial Avenue is the primary factor in the increase in occupancy and equipment expense from $972 thousand in 2008 to $1.2 million in 2009 and the increase in Data processing expense of $83 thousand for 2009 compared to 2008. Due to the increased number of closed FDIC insured banks as well as the increase in the amount of FDIC insured deposits, the FDIC insurance expense increased $437 thousand, or 416.2% in 2009 when compared to 2008. The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2009	2008
Salaries and employee benefits	$3,995	$3,668
Occupancy and equipment expense	1,185	972
Advertising and marketing expense	303	261
Professional fees	260	173
Data processing expense	364	281
Bank franchise taxes	190	151
FDIC insurance expense	542	105
Other expense	854	665

Total non-interest expense	$7,693	$6,276

Salaries and employee benefits expense includes non-cash expense for stock based compensation of $54 thousand and $28 thousand in 2009 and 2008, respectively. See footnote 11 to the financial statements for additional information.

Income Tax Expense

The Company did not record in its current provision for income tax expense for 2009 or 2008 any income tax benefits due to the operational losses incurred in prior years. The tax benefit of these operational losses may be reflected as a reduction of current tax provisions in future time periods if and when the Company achieves operational profitability.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

(Dollars In Thousands)	2009	2008	2007	2006	2005
Loans secured by real estate:
Construction and land development	$46,157	$43,645	$22,460	$5,098	$—
Secured by 1-4 family residential	53,662	39,448	23,681	14,100	40
Nonfarm, non 1-4 family residential	112,174	92,619	65,041	25,369	—
Loans to farmers	370	223	119	124	—
Commercial loans	34,849	26,435	19,381	13,496	1,440
Loans to individuals	5,457	8,883	3,121	2,249	3

Total Loans	$252,669	$211,253	$133,803	$60,436	$1,483

Included in the construction and land development category above are residential real estate acquisition, development and home construction loans which comprised $24.0 million or 9.5% of the portfolio at December 31, 2009 compared to $24.0 million or 11.2% at December 31, 2008. The remainder of this category is comprised of commercial construction and commercial property loans.

Maturities of Loans at December 31, 2009 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$8,139	18,193	26,332
One to five years	6,657	5,475	12,132
After five years	1,868	5,825	7,693

Total	$16,664	$29,493	$46,157

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$1,687	16,914	18,601
One to five years	8,854	4,103	12,957
After five years	2,796	495	3,291

Total	$13,337	$21,512	$34,849

Provision and Allowance For Loan Losses

The provision for loan losses declined from $1.6 million in 2008 to $725 thousand in 2009, a decrease of $923 thousand or 56%. In 2008, the Company recorded a specific provision in the amount of $637 thousand for one loan causing the higher level of expense in 2008.

The accumulated provision represented 1.13% and 1.35% of total outstanding loans at December 31, 2009 and 2008, respectively. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and other factors. At December 31, 2009, the valuation allowance related to impaired loans totaled $538 thousand compared to $1,053 thousand at December 31, 2008 a reduction of $515 thousand in specific reserves. The reduction in specific reserves was offset by an increase in the level of general reserves due to the growth of the loan portfolio and changes in environmental factors influencing the reserve. During 2009, the Company purchased and installed comprehensive credit risk management and analysis software. The software strengthens the loan underwriting and approval process and enhances the ability to monitor the loan portfolio. To further manage credit risk in the loan portfolio, the Company also retained the services of an external credit review firm to evaluate and risk grade the portfolio.

Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans classified as impaired totaled $20.8 million at December 31, 2009 and the Company established a valuation allowance of $538,000 for these impaired loans compared to loans classified as impaired at December 31, 2008 of $2.3 million with a valuation allowance of $1.1 million.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2009	2008	2007	2006	2005
Balance, beginning	$2,862	$1,471	$664	$16	$—
Provision charged to operating expense	725	1,648	857	648	16
Recoveries of amounts charged off	9	—	—	—	—
Loans charged off	(734)	(257)	(50)	—	—

Balance, ending	$2,862	$2,862	$1,471	$664	$16

Ratio of net charge-offs to average loans	0.31%	0.15%	0.06%	—	—

The following table presents the allocation of the Allowance for Loan Losses for the periods indicated.

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Loans secured by real estate:
Construction and land development	$780	18.27%	$1,395	20.66%	$247	16.79%	$56	8.44%	$0	0.00%
Secured by 1-4 family residential	677	21.24%	398	18.67%	260	17.70%	155	23.33%	—	2.70%
Nonfarm, non 1-4 family residential	1,032	44.39%	749	43.85%	716	48.61%	279	41.98%	—	0.00%
Loans to farmers	3	0.15%	2	0.11%	1	0.09%	1	21.00%	—	0.00%
Commercial loans	320	13.79%	251	12.51%	213	14.48%	148	22.33%	16	97.10%
Loans to individuals	50	2.16%	67	4.20%	34	2.33%	25	3.72%	—	0.20%

Total Loans	$2,862	100.00%	$2,862	100.00%	$1,471	100.00%	$664	100.00%	$16	100.00%

Asset Quality

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant. When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

As of December 31, 2009, the Company had $4,478,000 in non-performing loans, comprised of $3,925,000 in non-accrual loans and $553,000 in loans past due 90 days and still accruing interest, compared to non-performing loans of $3,030,000 comprised of $2,328,000 in non-accrual loans and $702,000 in loans past due 90 days and still accruing interest at December 31, 2008.

The increase in non-performing loans is due primarily to the addition of two loans totaling $2,529,000 at December 31, 2009, that were performing loans in 2008 less one loan in the amount of $836,000 that was non performing at December 31, 2008. Property securing this loan was foreclosed in the first quarter of 2009 and the Company recorded a charge off of $637,000. This loan was one of six loans purchased as participation interests in whole loans from 2006 to 2008 from a correspondent bank. The remaining five loans totaled $9.9 million at December 31, 2009 representing 3.9% of the total loan portfolio. The $637,000 loss recorded on the one loan in this group charged off in 2009 represents .27% of average total loans in 2009. The ratio for the remainder of the 2009 net charge-offs to average total loans was .04%. In 2008 the net charge off ratio was .15% of average total loans and .06% in 2007. The low level of net charge offs in the loans made in our local market area are a factor influencing the determination of the level of the allowance for loan losses.

Overall, residential real estate acquisition, development and home construction loans comprised 9.5% of the portfolio at December 31, 2009 compared to 11.2% at December 31, 2008.

Investment Portfolio

At December 31, 2009, 2008 and 2007 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2009 and 2008 appear in Item 8, Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2007.

	December 31, 2007
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$7,993	$15	$—	$8,008

	$7,993	$15	$—	$8,008

Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	—	—	—
Maturing after 5 years	21,444	21,312	4.41%
Mortgage backed securities
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	—	—	—
Maturing after 5 years	25,287	25,041	3.60%

Total Maturities	$46,731	$46,353	3.98%

Deposits

The Company’s primary source of funds is deposit accounts. The Company’s deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Company’s deposits are provided primarily by individuals and businesses located in the Company’s market area. The Company is a member of the Promontory Financial Network and uses its CDARS program to provide FDIC deposit insurance coverage for certificates of deposit in excess of $250 thousand when requested by customers. At December 31, 2009, brokered time deposits totaled $47.0 million of which $12 million were from sources outside of the Company’s market area and $35 million were from local market CDARS customers.

Total deposits increased by 44.2% from $118.4 million at December 31, 2008 to $271.6 million at December 31, 2009. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid

	Average Deposits and Rates Paid
	December 31,
	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$14,157		$9,910		$4,474
Interest bearing accounts:
Checking	32,496	1.25%	31,647	2.61%	22,843	4.01%
Money market savings	23,234	1.36%	17,970	2.64%	12,195	4.10%
Regular savings	2,591	1.58%	382	0.96%	149	0.67%
Time Deposits	163,191	2.77%	84,556	4.24%	42,796	5.31%

Total Interest Bearing	221,512	2.38%	134,555	2.86%	77,983	4.73%

Total	$235,669		$144,466		$82,457

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2009	$34,910	$41,962	$24,086	$16,604	$117,562	43.28%

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2009	2008	2007
Return on average assets	0.17%	-1.16%	-1.52%
Return on average equity	1.75%	-9.49%	-0.08%
Average equity to average assets	9.91%	12.23%	19.73%
Dividend payout	—%	—%	—%

Liquidity and Interest Rate Sensitivity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. Liquid assets include cash, federal funds sold, securities classified as available for sale as well as loans and securities maturing within one year. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company’s management, under the direction of the Asset/Liability Committee of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity at all times. This ensures that the Company’s sources of funds, primarily net fluctuations in customer deposits, investments, securities and correspondent banking relationships, must be balanced with the Company’s obligations, commitments, and operational requirements, to maintain overall liquidity in conjunction with the maximization of interest rate spreads.

The Company improved its asset based liquidity position in 2009 as cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $61.1 million at December 31, 2009 compared to $11.3 million at December 31, 2008. Asset based liquidity, compared to total assets, improved from 5% at December 31, 2008 to 18% at December 31, 2009.

Lines of credit available to meet liquidity needs include; $13 million of federal funds lines of credit and $8.5 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of our total assets from the Federal Home Loan Bank subject to providing qualifying collateral.

At December 31, 2009, the Company had commitments to originate $22.1 million of loans. Certificates of deposit scheduled to mature in the 12 month period ending December 31, 2010 total $153.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

A financial institution can be exposed to several market risks that may impact its value or future earnings capacity.

These risks include interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. Our primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, we derive a significant amount of our operating revenue from customer deposits and possible borrowings at various terms and rates. These funds are then invested into earning assets (loans and investments) at various terms and rates.

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of our asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. The goal is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

Management strives to control the exposure to interest rate volatility and operates under policies and guidelines established by the Board of Directors, who set the level of acceptable risk, by understanding, reviewing and making decisions based on our risk position. In addition, pricing, promotion and product development activities are assessed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest risk objectives. We use a variety of analytical systems and balance sheet tools to manage interest rate risk.

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. We use simulation modeling to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios and by understanding the dynamic nature of our balance sheet components, the Company can position itself to take advantage of anticipated interest rate movements. We evaluate the securities, loans and deposit portfolios to manage our interest rate risk position.

Table 10 “Interest Sensitivity” indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in an liability sensitive position at December 31, 2009 of $140.9 million for a cumulative gap ratio of -44.52%, which benefits us in a falling rate environment but hurts us in a rising rate environment. An asset interest sensitivity gap results when interest-sensitive assets exceed interest-sensitive liabilities for a specific repricing “horizon”. The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets, as was the case at December 31, 2009, with respect to the one year time horizon. For a company with a negative gap, such as us, falling interest rates would be expected to have a positive effect on net interest income and rising rates would be expected to have the opposite effect. The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or their contractual repricing date. Time deposits are reflected in the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual repricing interval. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, we are under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity date.

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$—	$—	$—	$46,353	$46,353
Interest-Bearing Balances	519				519
Loans	25,902	35,578	134,389	53,938	249,807
Federal funds sold	19,908	—	—	—	19,908

Total	$46,329	$35,578	$134,389	$100,291	$316,587
Cumulative totals	$46,329	$81,907	$216,296	$316,587

Interest Bearing Liabilities
Interest checking	$35,867	$—	$—	$—	$35,867
Savings	5,493	—	—	—	5,493
Money Market	28,432	—	—	—	28,432
Time Deposits	45,678	108,046	26,892	2	180,618
Short term borrowings	714	—	—	—	714
FHLB Borrowings	—	—	26,200	4,000	30,200

Total	116,184	108,046	53,092	4,002	281,324
Cumulative totals	116,184	224,230	277,322	281,324	—

Interest sensitivity gap	(69,855)	(72,468)	81,297	96,289	35,263
Cumulative interest sensitivity gap	(69,855)	(142,323)	(61,026)	35,263	—

Cumulative interest sensitivity gap to total interest earning assets	-22.07%	-44.96%	-19.28%	11.14%

Capital Resources

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

Stockholders’ equity increased $9.3 million during 2009 to $33.8 million at December 31, 2009 due primarily to $9.8 million of capital, net of stock issuance costs of $247 thousand, raised from participating in the United States Treasury’s Capital Purchase Program. In this transaction, the Company issued 10,000 shares of $1,000 par valued preferred stock. This increase in equity was offset primarily by a decrease in accumulated other comprehensive income of $941 thousand.

Risk Based Capital Analysis

Capital Analysis

	December 31,
(Dollars in thousands)	2009	2008
Tier 1 Capital:
Preferred Stock, net	$10,018	$—
Common Stock	14,697	14,697
Surplus	16,856	17,044
Retained Deficit	(7,414)	(7,806)

Total Tier 1 Capital	$34,157	$23,935
Tier 2 Capital:
Allowance for Loan Losses	2,862	2,817
Total Risk Based Capital	$37,019	$26,752

Capital Ratios:
Tier I Risk Based Capital Ratio	13.0%	10.6%
Total Risk Based Capital Ratio	14.1%	11.9%
Leverage ratio (Tier I capital to average assets)	10.4%	10.8%

Financial Instruments with off Balance Sheet Risk and Contractual Obligations and Other Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2009 and 2008

Consolidated Statements of Operations, Years Ended December 31, 2009 and December 31, 2008

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows, Years Ended December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Balance Sheets

December 31, 2009 and 2008

In Thousands, Except Share and Per Share Data	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$7,051	$3,186
Federal funds sold	19,908	520
Securities available for sale, at fair value	46,353	9,488
Restricted equity securities	2,547	1,767
Loans, net of allowance for loan losses of $2,862 in 2009 and $2,862 in 2008	249,807	208,391
Property and equipment, net	8,197	8,607
Other real estate owned	707	251
Accrued income	1,099	765
Prepaid FDIC insurance	1,606	—
Other assets	533	660

Total assets	$337,808	$233,635

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$20,525	$12,707
Interest-bearing	251,124	175,704

Total deposits	271,649	188,411
Short term borrowings	714	898
Federal Home Loan Bank borrowings	30,200	18,200
Accrued interest payable	1,068	854
Other liabilities	397	774

Total liabilities	304,028	209,137

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at December 31, 2009	10,374	—
Discount on preferred stock	(355)	—
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 2,939,400 in 2009 and 2008	14,697	14,697
Surplus	16,856	17,044
Retained deficit	(7,414)	(7,806)
Accumulated other comprehensive income (loss)	(378)	563

Total stockholders’ equity	33,780	24,498

Total liabilities and stockholders’ equity	$337,808	$233,635

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Statements of Operations

Years ended December 31, 2009 and 2008

In Thousands, Except Share and Per Share Data	2009	2008
Interest income:
Loans and fees on loans	$12,986	$10,329
Taxable investment securities	833	359
Federal funds sold	23	22
Dividends on restricted stock	43	76

Total interest income	13,885	10,786

Interest expense:
Deposits	5,281	4,894
Other borrowed funds	603	654

Total interest expense	5,884	5,548

Net interest income	8,001	5,238

Provision for loan losses	725	1,648

Net interest income after provision for loan losses	7,276	3,590

Noninterest income:
Service charges on deposit accounts	315	161
Mortgage loan brokerage fees	122	77
Rental income	106	105
Gain on sale of investment securities	160	—
Other income	210	168

Total noninterest income	913	511

Noninterest expense:
Salaries and employee benefits	3,995	3,668
Occupancy and equipment expense	1,185	972
Advertising and marketing expense	303	261
Professional fees	260	173
Data processing expense	364	281
Bank franchise taxes	190	151
FDIC insurance expense	542	105
Other expense	854	665

Total noninterest expense	7,693	6,276

Net income (loss) before income taxes	496	(2,175)
Income tax expense	—	—

Net income (loss)	$496	$(2,175)
Dividends accumulated on preferred stock	153	—
Accretion of discount on preferred stock	20	—

Net income (loss) available to common shareholders	$323	$(2,175)

Earnings (Loss) per share, basic and diluted	$0.11	$(0.80)

Weighted average shares outstanding, basic and diluted	2,939,400	2,725,488

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2009 and 2008

In Thousands, Except Share Data	Preferred Stock	Common Stock	Surplus	Retained Deficit	Discount on Preferred Stock	Accum. Other Comp. Income (Loss)	Total
Balance, December 31, 2007	$—	$12,500	$13,773	$(5,631)	$—	$15	$20,657
Stock issuance at $12.50 per share, net of offering costs		2,197	3,243				5,440
Net loss				(2,175)			(2,175)
Net change in unrealized gain (loss) on investment securities available for sale						548	548

Total comprehensive loss							(1,627)

Stock based compensation			28				28

Balance, December 31, 2008	$—	$14,697	$17,044	$(7,806)	$—	$563	$24,498

Preferred Stock issuance at $1,000 par	10,374				(374)		10,000
Issuance cost on preferred stock			(242)				(242)
Preferred stock dividend paid				(85)			(85)
Accretion of discount on preferred stock				(19)	19		—
Net income				496			496
Net change in unrealized gain (loss) on investment securities available for sale						(781)	(781)
Reclassification adjustment for gains realized on sale of securities available for sale						(160)	(160)

Total comprehensive loss							(445)

Stock based compensation			54				54

Balance, December 31, 2009	$10,374	$14,697	$16,856	$(7,414)	$(355)	$(378)	$33,780

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Statements Cash Flows

Years ended December 31, 2009 and 2008

In Thousands	2009	2008
Cash flows from operating activities:
Net income (loss)	$496	$(2,175)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	595	498
Provision for loan losses	725	1,648
Amortization of premium (accretion of discount) on securities, net	36	(2)
Gain on sale of investment securities	(160)	—
Stock compensation expense	54	28
Changes in assets and liabilities:
Accrued income	(334)	(135)
Other assets	(1,479)	(510)
Accrued interest payable	214	103
Other liabilities	(377)	380

Net cash flows used in operating activities	(230)	(165)

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(19,388)	1,691
Purchases of investment securities	(46,488)	(2,930)
Sales/maturities of available for sale securities	8,806	2,000
Purchase of restricted equity securities, net	(780)	(372)
Net increase in loans	(43,096)	(77,958)
Proceeds from sale of other real estate	499	—
Purchases of property and equipment	(185)	(1,450)

Net cash flows used in investing activities	(100,632)	(79,019)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,818	3,118
Net increase in interest-bearing deposits	75,420	65,603
Net (decrease) increase in short-term borrowings	(184)	569
Net increase in long-term FHLB borrowings	12,000	5,200
Issuance of common stock	—	5,440
Preferred stock dividend payment	(85)
Issuance of preferred stock, net of issuance costs	9,758	—

Net cash flows provided by financing activities	104,727	79,930

Net increase in cash and cash equivalents	3,865	746
Cash and cash equivalents, beginning	3,186	2,440

Cash and cash equivalents, ending	$7,051	$3,186

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,670	$5,445

Cash payments for income taxes	—	—

Supplemental disclosure of noncash investing activities:
Unrealized (loss) gain on securities available for sale	$(941)	$548

Transfer from loans to other real estate	$955	$251

See Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

On September 4, 2009, Hometown Bankshares Corporation (the “Company”) acquired all outstanding stock of HomeTown Bank (the “Bank”) in an exchange for shares of the Company on a one-for-one basis to become a single-bank holding company with the Bank becoming a wholly-owned subsidiary. The Bank was organized and incorporated under the laws of the State of Virginia on November 9, 2004 and commenced operations on November 14, 2005. The Bank currently serves Roanoke City, Virginia, the County of Roanoke, Virginia, the City of Salem, Virginia, Christiansburg, Virginia, and surrounding areas. As a state chartered bank which is a member of the Federal Reserve System, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Board.

Summary of Significant Accounting Policies

The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of HomeTown Bankshares Corporation and its wholly-owned subsidiary HomeTown Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets. Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate (as applicable) is susceptible to changes in local market conditions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from correspondent banks. For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks”.

Securities

Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Company’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Restricted Equity Securities

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), the Company is required to maintain certain minimum investments in the capital stock of the FRB and FHLB. The Company’s investment in these securities is recorded at cost, based on the redemption provisions of the FRB and FHLB.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs, allowance for loan losses and deferred fees or costs on originated loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest for the current year is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified and special mention loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Loan Fees and Costs

Loan origination and commitment fees and certain direct loan origination costs charged by the Bank are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Bank is amortizing these net amounts over the contractual life of the related loans or, in the case of demand loans, over the estimated life. Net fees related to standby letters of credit are recognized over the commitment period.

Property and Equipment

Land is carried at cost. Buildings, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture, and fixtures. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods on a straight-line basis. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. There were no valuation allowances for properties at December 31, 2009 and 2008.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the transferee to return specific assets.

Advertising Expense

The Bank expenses advertising costs as they are incurred. For the years ended December 31, 2009 and 2008, advertising expense was $244 thousand and $188 thousand, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive Income (Loss)

Annual comprehensive income (loss) reflects the change in the Company’s equity during the year arising from transactions and events other than investment by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense. These changes for the Company relate solely to unrealized gains and losses on securities available for sale.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distress sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation techniques or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Financial Instruments

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under line of credit arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Stock-Based Compensation Plan

The 2005 Stock Option Plan was approved by shareholders on April 20, 2006, which authorized 500,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the Company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a vesting schedule.

The Company accounts for the stock option plan in accordance with applicable accounting guidance. Under the fair value recognition provisions of this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to U.S. generally accepted accounting principles (GAAP), FASB ASC 105, Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the /Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This update creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs.

ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements-subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2009
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$21,444	$71	$(203)	$21,312
Mortgage backed securities	25,287	—	(246)	25,041

	$46,731	$71	$(449)	$46,353

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$8,925	$563	$—	$9,488

	$8,925	$563	$—	$9,488

At December 31, 2009, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

U.S. Government agency securities. The unrealized losses on the eight investments in obligations of U.S government were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities. The unrealized losses in the Company’s four investments in government-sponsored entity mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

The amortized cost and estimated fair value of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Fair Value
Less than one year	$—	$—
Over one through five years	—	—
Over five through ten years	2,929	3,005
Greater than 10 years	43,802	43,348

	$46,731	$46,353

The following table demonstrates the unrealized loss position of securities available for sale at December 31, 2009. No securities were in an unrealized loss position at December 31, 2008.

	December 31, 2009
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$18,277	$(203)	$—	$—	$18,277	$(203)
Mortgage backed securities	25,041	(246)	—	—	25,041	(246)

	$43,318	$(449)	$—	$—	$43,318	$(449)

Proceeds from the maturities and the calls of securities available for sale in 2009 and 2008 were $8.8 million and $2 million, respectively. The Company had $160 thousand in realized gains on sales of its available for sale securities for the period ended December 31, 2009 and no sales of securities in 2008. Securities having a book value of $11.7 million were pledged to secure public deposits and for other purposes at December 31, 2009.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business or entity behind the instrument. The primary cause of unrealized losses is the decline in the prices of the bonds as interest rates have risen.

Note 3. Loans Receivable

The major components of loans in the balance sheet at December 31, 2009 and 2008 were as follows:

(Dollars In Thousands)	2009	2008
Loans secured by real estate:
Construction and land development	$46,157	$43,645
Secured by 1-4 family residential	53,662	39,448
Nonfarm, non 1-4 family residential	112,174	92,619
Loans to farmers	370	223
Commercial loans	34,849	26,435
Loans to individuals	5,457	8,883

Total Loans	252,669	211,253
Less: Allowance for loan losses	2,862	2,862

Loans, net	$249,807	$208,391

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
(Dollars In Thousands)	2009	2008
Impaired loans without a valuation allowance	$16,095	$224
Impaired loans with a valuation allowance	4,682	2,104

Total impaired loans	$20,777	$2,328

Valuation allowance related to impaired loans	$538	$1,053
Total non-accrual loans	3,925	2,328
Total loans past-due ninety days or more and still accruing interest	553	702

	Years ended December 31,
(Dollars In Thousands)	2009	2008
Average investment in impaired loans	$7,064	$1,185

Interest income recognized on impaired loans	$344	$41

Interest income recognized on a cash basis on impaired loans	$344	$41

Note 4. Allowance for Loans Losses

Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 were as follows:

(Dollars In Thousands)	2009	2008
Balance, beginning	$2,862	$1,471
Provision charged to operating expense	725	1,648
Recoveries of amounts charged off	9	—
Loans charged off	(734)	(257)

Balance, ending	$2,862	$2,862

Note 5. Property and Equipment

The major components of property and equipment at December 31, 2009 and 2008 were as follows:

(Dollars In Thousands)	2009	2008
Land	$1,817	$1,817
Buildings and improvements	3,688	3,688
Leasehold improvements	2,374	2,346
Furniture and equipment	1,737	1,668
Software	297	209

Property and equipment, total	9,913	9,728
Less accumulated depreciation and amortization	1,716	1,121

Property and equipment, net	$8,197	$8,607

Depreciation and amortization expense was $595 thousand and $498 thousand for the years ended December 31, 2009 and 2008, respectively.

Leases

The Company currently leases its main office under a non-cancelable lease agreement. The lease expires December 15, 2015 and provides an option to extend the lease for two additional five-year periods. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. Minimum annual payments until expiration at December 15, 2015 are $161,040. The Bank currently leases a branch location under a non-cancelable lease agreement. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The lease expires on July 31, 2016 and provides an option to extend the lease for two additional five-year periods. Minimum annual payments until expiration at July 31, 2016 are $98,688. The Company currently leases another branch location along with additional office space under non-cancelable lease agreements. Terms of the agreements provide for a rental increase of ten percent upon renewal of the leases. The leases expire on April 30, 2013 and provide an option to extend the leases for one additional five-year period. Minimum annual payments until expiration at April 30, 2013 are $19,584.

Rent expense for the year ended December 31, 2009 and 2008 was $292 thousand and $265 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits in denominations of one hundred thousand dollars or more at December 31, 2009 and 2008 was $117.6 million and $47.5 million, respectively. At December 31, 2009, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)	2009
2010	$153,724
2011	18,929
2012	6,881
2013	404
2014	680

Total	$180,618

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2009 and 2008, brokered deposits totaled $47.0 million and $25.1 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets.

Note 7. Short Term Borrowings

Short term borrowings consist of the following at December 31, 2009 and 2008:

(Dollars In Thousands)	2009	2008
Securities sold under agreements to repurchase	$714	$898

Weighted average interest rate	0.91%	1.29%

Short term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. At December 31, 2009, the Bank had established $13 million in federal funds lines of credit with no balance outstanding.

Note 8. Federal Home Loan Bank Borrowings

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $30.2 million and $18.2 million as of December 31, 2009 and 2008, respectively. The long-term debt at December 31, 2009 is comprised of one convertible advance in the amount of $3.0 million, one convertible advance in the amount of $4.0 million, one fixed rate advance in the amount of $11.2 million, one fixed rate advance in the amount of $12.0 million. The Federal Home Loan Bank of Atlanta has the option to convert the convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the advance will be converted into a 3-month London Interbank Offered Rate (LIBOR) based adjustable rate credit.

At December 31, 2009 and 2008, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2009	2008
May 18, 2007	May 18, 2012	May 18, 2010	4.49%	$3,000	$3,000
September 7, 2007	September 7, 2017	June 7, 2010	3.69%	4,000	4,000
December 21, 2007	December 21, 2009	—	—	—	6,000
March 4, 2008	March 4, 2013	—	—	—	1,000
May 15, 2008	May 15, 2009	—	—	—	4,200
May 15, 2009	May 17, 2010		0.45%	11,200
October 19, 2009	October 19, 2012		1.97%	12,000

				$30,200	$18,200

The Company had collateral pledged on these borrowings at December 31, 2009 including real estate loans totaling $49.4 million, investment securities totaling $7.3 million, and Federal Home Loan Bank stock with a book value of $1.8 million.

Note 9. Fair Value Measurements

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

Derivative assets: Derivative assets are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar assets by using pricing models that consider observable market data (Level 2).

Derivative liabilities: Derivative liabilities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar liabilities by using pricing models that consider observable market data (Level 2).

The following tables presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Carrying value at December 31, 2009
(Dollars In Thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$46,353		$46,353
Derivative assets	274		274
Liabilities:
Derivative liabilities	$274		$274

	Carrying value at December 31, 2008
(Dollars In Thousands) Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$9,488		$9,488
Derivative assets	405		405
Liabilities:
Derivative liabilities	$405		$405

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned (OREO): Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the OREO as nonrecurring Level 2. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying value at December 31, 2009
(Dollars In Thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$4,144		$4,144
Other real estate owned	$707		$707

	Carrying value at December 31, 2008
(Dollars In Thousands) Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$1,051		$1,051

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At December 31, 2009 and 2008, management believes the carrying value of federal funds sold approximates estimated market value.

Available-for-sale securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

At December 31, 2009 and 2008, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2009 and 2008, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Bank’s financial instruments are as follows at December 31, 2009 and 2008.

	2009		2008
(Dollars in Thousands)	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$7,051	$7,051	$3,186	$3,186
Federal funds sold	19,908	19,908	520	520
Securities available-for-sale	46,353	46,353	9,488	9,488
Loans, net	249,807	249,398	208,391	207,763
Accrued income	1,099	1,099	765	765
Financial liabilities
Total deposits	271,649	272,056	188,411	189,142
Short term borrowings	714	714	898	898
FHLB borrowings	30,200	31,375	18,200	19,128
Accrued interest payable	1,068	1,068	854	854

Note 10. Earnings (Loss) per Share

The following table details the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2009 and 2008.

In Thousands, Except Share and per share data.	2009	2008
Net income (loss) available to common shareholders	$323	$(2,175)

Weighted average common shares outstanding	2,939,400	2,725,488

Weighted average common shares outstanding, diluted	2,939,400	2,725,488

Basic and diluted earnings (loss) per share	$0.11	$(0.80)

At December 31, 2009 and 2008, stock options to purchase 450,000 and 445,000 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be anti-dilutive.

Note 11. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Board of Directors may grant stock options to directors, officers and employees. Under the fair value recognition provisions of relevant accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options. The following table shows the assumptions for the Black-Scholes model used in determining the fair value of options granted for the years ending December 31, 2009 and 2008.

	2009	2008
Expected dividend yield	0.75%	0.75%
Risk-free interest rate	1.87%	2.67%
Expected life of options (in years)	6	6
Expected volatility of stock price	43%	39%

The expected volatility in 2009 and 2008 is based on the Company’s stock price during the previous year. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options granted. The expected life is based on the average of the contractual life and vesting schedule for the options granted. The dividend yield assumption is based on expected dividend payouts.

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Contractual Term
Balance at December 31, 2008	445,000	$10.13
Granted	15,000	12.50
Exercised	—	—
Forfeited	(10,000)	10.00

Balance at December 31, 2009	450,000	$10.21	$—	6.48 years

Exercisable at December 31, 2009	426,000	$10.09	$—	7.31 years

Weighted-average fair value of options granted during the year		$3.68

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

The Company recorded stock based compensation expense of $54 thousand and $28 thousand for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the total compensation cost related to nonvested options was $42 thousand. This expense will be recognized over a weighted average period of 2.1 years.

Note 12. Employee Benefit Plans Defined Contribution Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $122 thousand and $118 thousand for the years ended December 31, 2009 and 2008, respectively.

Note 13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

Operating Loss Carryforwards

The Company has operating loss carryforwards of $4.845 million for federal income tax purposes that may be used to offset future taxable income. If not previously utilized, the federal loss carryforward will begin to expire in 2025.

Current and Deferred Income Tax Components

The components of income tax expense for the periods ended December 31, 2009 and 2008 are as follows:

(Dollars In Thousands)	2009	2008
Current tax expense	$—	$—
Deferred tax expense (benefit)	150	(713)
Deferred tax asset valuation allowance change	(150)	713

	$—	$—

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2009 and 2008 are summarized as follows:

(Dollars In Thousands)	2009	2008
Deferred tax assets
Net operating losses	$1,647	$1,582
Pre-opening expenses	175	191
Allowance for loan losses	833	888
Stock based compensation	236	236
Other	7	—

Deferred tax asset	2,898	2,897

Deferred tax liabilities
Depreciation	202	200
Accretion of bond discount	14	14
Deferred loan fees	401	252

Deferred tax liability	617	466

Net Deferred tax asset	2281	2,431

Valuation allowance	(2,281)	(2,431)

	$—	$—

Note 14. Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. The Company was not involved in any litigation for the year ended December 31, 2009.

Financial Instruments with Off-balance-sheet Risk

The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for off balance-sheet instruments.

A summary of the Company’s commitments at December 31, 2009 and 2008 is as follows (dollars in thousands):

(Dollars in Thousands)	2009	2008
Commitments to extend credit	$22,100	$25,338
Unfunded commitments under lines of credit	8,285	9,754
Standby letters of credit	2,297	3,110

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $475 thousand and $85 thousand, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits.

Financial Derivatives

Financial Derivatives are reported at fair value in other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. In 2008, the Company entered into interest rate swaps to facilitate customer transactions in connection with their financing needs. Upon entering into swaps with the borrowers to meet their financing needs, the Company entered into offsetting positions with counterparties to minimize risk to the Company. These back-to-back swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with borrowers and counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no risk.

A summary of the Company’s interest rate swaps is as follows (dollars in thousands):

	December 31, 2009
(Dollars in Thousands)	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$(2,976)	$(274)
Pay variable / receive fixed swaps	2,976	274

Total	$—	$—

Note 15. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2009 there are no retained earnings available from which to pay dividends.

Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2009, management believes the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation, the Bank met the criteria to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

Consolidated

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$37,019	14.1%	$21,004	8.0%	$26,255	10.0%
HomeTown Bank	$31,846	12.1%	$21,003	8.0%	$26,254	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$34,157	13.0%	$10,502	4.0%	$15,753	6.0%
HomeTown Bank	$28,984	11.0%	$10,501	4.0%	$15,752	6.0%
Tier I Capital (to Average Assets)
Consolidated	$34,157	10.4%	$13,105	4.0%	$16,381	5.0%
HomeTown Bank	$28,984	8.9%	$13,100	4.0%	$16,375	5.0%

December 31, 2008
Total Capital (to Risk-Weighted Assets)	$26,783	11.9%	$18,028	8.0%	$22,535	10.0%
Tier I Capital (to Risk-Weighted Assets)	$23,966	10.6%	$9,014	4.0%	$13,521	6.0%
Tier I Capital (to Average Assets)	$23,966	10.8%	$8,878	4.0%	$11,098	5.0%

Note 16. Transactions with Related Parties

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Aggregate loan transactions with related parties were as follows:

(Dollars in Thousands)	2009	2008
Balance, beginning	$10,141	$8,436
New loans	3,971	6,999
Repayments	(3,573)	(5,294)

Balance, ending	$10,539	$10,141

Note 17. Capital Transactions

The Department of the Treasury created the Troubled Asset Relief Program Capital Purchase Program in 2008 to make capital available to certain U.S. financial institutions. Under this program, the Treasury would purchase preferred stock with an initial cumulative dividend rate of 5% and receive warrants to purchase additional preferred stock with a cumulative dividend rate of 9%. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

On September 18, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury, pursuant to which the Company sold (i) 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 par value per share and (ii) a warrant (the “Warrant”) to purchase 374 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 par value per share, at an initial exercise price of $.01 per share. The Warrant was exercised immediately. The discount will be accreted up to the $374,000 over five years.

The Preferred Stock qualifies as Tier 1 capital and the Series A pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Series B pays cumulative dividends at a rate of 9% per annum.

On June 30, 2008 the Company completed a $5,492,500 private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated March 28, 2008, the Company sold 439,400 shares of its common stock at a price of $12.50 per share. The net proceeds of the private placement were $5,439,900 after deducting stock issuance costs of $52,600.

Note 18. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows. The parent company was formed on September 4, 2009.

CONDENSED BALANCE SHEET

In Thousands	December 31, 2009

Assets
Cash and due from banks	$5,172
Investment in bank subsidiary	28,607
Other assets	1

Total assets	$33,780

Liabilities and Stockholders’ Equity
Total liabilities	$—

Stockholders’ equity:
Total stockholders’ equity	33,780

Total liabilities and stockholders’ equity	$33,780

CONDENSED STATEMENT OF INCOME

In Thousands	Period from September 4, 2009 to December 31, 2009

Income
Undistributed earnings of subsidiary	$496
Expenses	—

Net Income	$496

CONDENSED STATEMENT OF CASH FLOWS

In Thousands	Period from September 4, 2009 to December 31, 2009

Cash flows from operating activities:
Net income	$496
Equity in undistributed net income of subsidiary bank	(496)
Increase in other assets	(1)

Net cash flows used by operating activities	$(1)

Cash flows from investing activities:
Capital contribution to bank subsidiary	(4,500)

Net cash flows used by investing activities	$(4,500)

Cash flows from financing activities:
Issuance of preferred stock net of issuance costs	9,758
Preferred dividend payment	(85)

Net cash flows provided by financing activities	$9,673

Net increase in cash and cash equivalents	5,172
Cash and cash equivalents, beginning	—

Cash and cash equivalents, ending	$5,172

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of HomeTown Bankshares Corporation and subsidiary’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

April 15, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Bank that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

HomeTown Bankshares Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. HomeTown Bankshares Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of HomeTown Bankshares’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, HomeTown Bankshares’s internal control over financial reporting was effective.

This annual report does not include an attestation report of HomeTown Bankshares’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by HomeTown Bankshares’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit filers to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 10 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 11 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 12 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 13 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 14 is contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Report of Independent Registered Public Accounting Firm

Exhibit Number

3.1	Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

3.2	Certificate of Amendment and Articles of Amendment for the Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 24, 2009.

4.2	Form of Certificate for the Series B Preferred Stock, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 24, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation , incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

99.1	TARP Chief Executive Officer Certification

99.2	TARP Chief Financial Officer Certification

*	Denotes management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANKSHARES CORPORATION

Date: April 15, 2010	By:	/S/ SUSAN K. STILL
Susan K. Still
President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	April 15, 2010
Susan K. Still	Chief Executive Officer
(principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	April 15, 2010
George B. Cartledge, Jr.

/S/ WARNER DALHOUSE	Director	April 15, 2010
Warner Dalhouse

/S/ VICTOR F. FOTI	Director	April 15, 2010
Victor F. Foti

/S/ DANIEL D. HAMRICK	Director	April 15, 2010
Daniel D. Hamrick

/S/ EDWARD G. MURPHY, JR.	Director	April 15, 2010
Edward G. Murphy, Jr. MD

/S/ WILLIAM R. RAKES	Director	April 15, 2010
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	April 15, 2010
James M. Turner, Jr.

/S/ CHARLES W. MANESS, JR.	Chief Financial Officer	April 15, 2010
Charles W. Maness, Jr.	(principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

Material Contracts

3.1	Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

3.2	Certificate of Amendment and Articles of Amendment for the Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 24, 2009.

4.2	Form of Certificate for the Series B Preferred Stock, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 24, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation , incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

99.1	TARP Chief Executive Officer Certification

99.2	TARP Chief Financial Officer Certification

*	Denotes management contract