Form 10-Q
period 2010-03-31
HomeTown Bankshares Corp
filed 2010-05-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010.

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

As of May 14, 2010, 2,946,861 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

For the three months ended March 31, 2010 and 2009

	Unaudited
In Thousands, Except Share and Per Share Data	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$7,411	$7,051
Federal funds sold	24,610	19,908
Securities available for sale, at fair value	46,748	46,353
Restricted equity securities	2,576	2,547
Loans, net of allowance for loan losses of $3,151 in 2010 and $2,862 in 2009	255,852	249,807
Property and equipment, net	8,091	8,197
Other real estate owned	517	707
Accrued income	1,154	1,099
Prepaid FDIC insurance	1,481	1,606
Other assets	553	533

Total assets	$348,993	$337,808

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$17,814	$20,525
Interest-bearing	264,826	251,124

Total deposits	282,640	271,649
Short term borrowings	541	714
Federal Home Loan Bank borrowings	29,750	30,200
Accrued interest payable	1,151	1,068
Other liabilities	615	397

Total liabilities	314,697	304,028

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at March 31, 2010	10,374	10,374
Discount on preferred stock	(338)	(355)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 2,946,861 in 2010 and 2,939,400 in 2009 (Includes 7,461 restricted shares in 2010)	14,697	14,697
Surplus	16,867	16,856
Retained deficit	(7,309)	(7,414)
Accumulated other comprehensive income (loss)	5	(378)

Total stockholders’ equity	34,296	33,780

Total liabilities and stockholders’ equity	$348,993	$337,808

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the three months ended March 31, 2010 and 2009

	Unaudited	Unaudited
In Thousands, Except Share and Per Share Data	March 31, 2010	March 31, 2009
Interest income:
Loans and fees on loans	$3,413	$2,938
Federal funds sold	11	—
Taxable investment securities	466	116

Total interest income	3,890	3,054

Interest expense:
Deposits	1,284	1,260
Other borrowed funds	139	144

Total interest expense	1,423	1,404

Net interest income	2,467	1,650

Provision for loan losses	353	86

Net interest income after provision for loan losses	2,114	1,564

Noninterest income:
Service charges on deposit accounts	119	87
Mortgage loan brokerage fees	17	36
Rental income	31	26
Gain on sale of other real estate	77	—
Gain on sale of investment securities	—	160
Other income	13	20

Total noninterest income	257	329

Noninterest expense:
Salaries and employee benefits	1,112	934
Occupancy and equipment expense	311	286
Data processing expense	105	92
Advertising and marketing expense	93	55
Professional fees	78	41
FDIC insurance assessment	125	38
Loss on disposition of interest in title agency	—	44
Other expense	292	209

Total noninterest expense	2,116	1,699

Net income before income taxes	255	194
Income tax expense	—	—

Net income	$255	$194

Dividends accumulated on preferred stock	133	—

Accretion of discount on preferred stock	17	—

Net income available to common shareholders	$105	$194

Income per share, basic and diluted	$0.04	$0.07

Weighted average shares outstanding	2,942,294	2,939,400

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

	Unaudited	Unaudited
In Thousands	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$255	$194
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	154	145
Provision for loan losses	353	86
Amortization of premium on securities, net	47	1
Gain on sale of investment securities	—	(160)
Gain on sale of other real estate	(77)	—
Stock compensation expense	11	8
Changes in assets and liabilities:
Accrued income	(55)	(103)
Other assets	28	306
Accrued interest payable	83	(13)
Other liabilities	218	(60)

Net cash flows provided by operating activities	1,017	404

Cash flows from investing activities:
Net increase in federal funds sold	(4,702)	(5,488)
Purchases of investment securities	(5,788)	(2,000)
Maturities of available for sale securities	5,728	2,119
Purchase of restricted equity securities, net	(29)	(142)
Net increase in loans	(6,398)	(16,395)
Proceeds from sale of other real estate	344	—
Purchases of property and equipment	(47)	(44)

Net cash flows used in investing activities	(10,892)	(21,950)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(2,711)	(2,126)
Net increase in interest-bearing deposits	13,702	23,530
Net decrease in short-term borrowings	(173)	(202)
Net decrease in long-term FHLB borrowings	(450)	—
Preferred stock dividend payment	(133)	—

Net cash flows provided by financing activities	10,235	21,202

Net increase (decrease) in cash and cash equivalents	360	(344)

Cash and cash equivalents, beginning	7,051	3,186

Cash and cash equivalents, ending	$7,411	$2,842

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,340	$1,417

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain (loss) on securities available for sale	$383	$(359)

Transfer from loans to other real estate	$—	$256

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

Basis of Presentation

The consolidated financial statements as of March 31, 2010 and for the periods ended March 31, 2010 and 2009 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Form 10-K for the year ended December 31, 2009.

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

Our accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to the Form 10-K for these policies.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$20,607	$96	$(46)	$20,657
Mortgage backed securities	26,136	15	(60)	$26,091

	$46,743	$111	$(106)	$46,748

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2009
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$21,444	$71	$(203)	$21,312
Mortgage backed securities	25,287	—	(246)	25,041

	$46,731	$71	$(449)	$46,353

As of March 31, 2010, there were no individual securities that had been in a continuous loss position for more than 12 months.

The following table demonstrates the unrealized loss position of securities available for sale at March 31, 2010.

	March 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$8,690	$(46)	$—	$—	$8,690	$(46)
Mortgage backed securities	14,669	(60)	—	—	14,669	(60)

	$23,359	$(106)	$—	$—	$23,359	$(106)

All bonds are considered AAA rated government or government-sponsored agency bonds. The Company has adopted ASC 320-10-65 (formerly FAS 115-2 and FAS 124-2) Recognition and Presentation of Other-Than-Temporary Impairment that amended other-than-temporary impairment (“OTTI”) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

At March 31, 2010, the Bank does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The bank had no realized gain or loss on sale of securities in the first quarter of 2010 and a $160 thousand realized gain on sale of its available for sale securities for the period ended March 31, 2009.

The amortized cost and estimated fair values of investment securities available for sale at March 31, 2010 are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Over five through ten years	$13,437	$13,503
Greater than 10 years	33,306	33,245

	$46,743	$46,748

Notes to Consolidated Financial Statements—(Continued)

Note 3. Loans Receivable

The major components of loans in the balance sheets at March 31, 2010 and December 31, 2009 are as follows:

(In Thousands)	2010	2009
Loans secured by real estate:
Construction and land development	$48,126	$46,157
Secured by 1-4 family residential	55,124	53,662
Nonfarm, non 1-4 family residential	114,337	112,174
Loans to farmers	394	370
Commercial loans	35,417	34,849
Loans to individuals	5,605	5,457

Total Loans	259,003	252,669
Less: Allowance for loan losses	3,151	2,862

Loans, net	$255,852	$249,807

Note 4. Allowance for Loans Losses

Changes in the allowance for loan losses are as follows:

(Dollars In Thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance, beginning	$2,862	$2,862
Provision charged to operating expense	353	725
Recoveries of amounts charged off	—	9
Loans charged off	(64)	(734)

Balance, ending	$3,151	$2,862

Ratio of net charge-offs to average loans, annualized	0.10%	0.31%
Ratio of allowance for Loan losses to loans	1.22%	1.13%

(Dollars In Thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Impaired loans without a valuation allowance	$17,455	$16,095
Impaired loans with a valuation allowance	4,883	4,682

Total impaired loans	$22,338	$20,777

Valuation allowance related to impaired loans	$700	$538
Total non-accrual loans	5,027	3,925
Total loans past-due ninety days or more and still accruing interest	—	553

Notes to Consolidated Financial Statements—(Continued)

(Dollars In Thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Average investment in impaired loans	$21,558	$7,064

Interest income recognized on impaired loans	$213	$344

Interest income recognized on a cash basis on impaired loans	$213	$344

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 500,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 450,000 shares of authorized common stock have been issued under the Plan and 50,000 shares of authorized common stock are available for issue under the Plan. There are options for 450,000 shares granted currently outstanding as of March 31, 2010, of which, 427,000 options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of March 31, 2010, no options have been exercised. The Company recorded compensation expense of $11 thousand for the three months ended March 31, 2010 and $8 thousand for the same period in 2009. The aggregate intrinsic value of outstanding stock options was $0 at March 31, 2010. The weighted average remaining contractual term of outstanding options was 6.2 years at March 31, 2010.

The Board of Directors adopted a Restricted Stock Plan (“the Plan”) in September 2009 whereby 120,000 shares of the Company’s authorized but unissued common stock was set aside to be granted by the Board of Directors in its discretion. The principal purpose of the Plan was to make shares available for issue to the executive officers of the Company and the Bank in payment of incentives earned under the Incentive Compensation Plan. Because the Company is a TARP participant, the Company’s most highly paid employee cannot be paid a cash bonus. However, the Treasury regulations permit payment of such a bonus in restricted stock. Even though the restriction would only apply to the CEO in the case of the Company and the Bank, each of the executive officers of the Company and the Bank have elected to take their bonuses in stock rather than cash.

The restrictions attached to stock issued under the Plan restrict transfer of the shares during the time TARP funding is outstanding and provide for vesting over a five-year period. During the first quarter of 2010, the Company issued 7,461 shares of stock under the Plan.

The remaining unamortized compensation expense for stock options and restricted stock was $178 thousand at March 31, 2010 and will be recognized over the next 4.5 years.

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

Level 1-Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2-Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3-Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Carrying value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$46,748	—	$46,748	—
Interest rate swap agreements	292	—	292	—

Liabilities:
Interest rate swap agreements	$292	—	$292	—

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$46,353	—	$46,353	—
Interest rate swap agreements	274	—	274	—

Liabilities:
Interest rate swap agreements	$274	—	$274	—

Notes to Consolidated Financial Statements—(Continued)

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009.

		Carrying value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$4,183	—	$4,183	—
Other real estate owned	$517	—	$517	—

Notes to Consolidated Financial Statements—(Continued)

		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$4,144	—	$4,144	—
Other real estate owned	$707	—	$707	—

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

Notes to Consolidated Financial Statements—(Continued)

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at March 31, 2010 and December 31, 2009:

(Dollars in Thousands)	March 31, 2010
	Carrying Amounts	Estimated Fair Values
Financial assets
Cash and due from banks	$7,411	$7,411
Federal funds sold	24,610	24,610
Securities available-for-sale	46,748	46,748
Loans, net	255,852	255,672
Accrued income	1,154	1,154
Financial liabilities
Total deposits	282,640	283,063
Short term borrowings	541	541
FHLB borrowings	29,750	30,396
Accrued interest payable	1,151	1,151

(Dollars in Thousands)	December 31, 2009
	Carrying Amounts	Estimated Fair Values
Financial assets
Cash and due from banks	$7,051	$7,051
Federal funds sold	19,908	19,908
Securities available-for-sale	46,353	46,353
Loans, net	249,807	249,398
Accrued income	1,099	1,099
Financial liabilities
Total deposits	271,649	272,056
Short term borrowings	714	714
FHLB borrowings	30,200	31,375
Accrued interest payable	1,068	1,068

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

HomeTown Bankshares makes forward-looking statements in this report. These forward-looking statements may include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements, and future results could differ materially from historical performance.

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2009. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the City of Roanoke, Roanoke County, Christiansburg, and Salem, Virginia and contiguous counties, including Bedford and Franklin, Virginia. We place an emphasis on personal service and offer a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake, in Roanoke County at the intersection of Colonial Avenue and Virginia Route 419, Virginia and in the City of Roanoke at 3521 Franklin Road.

In June of 2008, we opened a full service branch office and a separate loan production office in Christiansburg, Virginia. These offices operate under the trade name NewRiver Bank, a branch of HomeTown Bank. In connection with our entry into the New River Valley market, we completed a $5.5 million private placement of common stock on June 30, 2008.

The following is a discussion of factors that significantly affected the financial condition and results of operations of HomeTown Bankshares Corporation. This discussion should be read in connection with the financial statements presented herein.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2009. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) that losses be accrued when they are probable of occurring and are capable of estimation and (ii) that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.

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

Discussion of Operations

Three Months Ended March 31, 2010

The Company had net income of $255 thousand for the three months ended March 31, 2010 compared with net income of $194 thousand for the three months ended March 31, 2009. After accumulated dividends on preferred stock of $150 thousand in 2010, the company had net income available to common shareholders of $.04 per share, compared with $.07 per share in 2009.

The $61 thousand improvement in the net income position is due mainly to improved net interest income, which increased from $1.7 million in the first three months of 2009 to $2.5 million for the same period in 2010, or 50%. This increase in net interest income is due to the overall growth in the volume of earning assets and improvement in the net interest margin from 2.90% in 2009 to 3.13% in 2010. In the first three months of 2010, noninterest income decreased $72 thousand to $257 thousand from $329 thousand for the same period in 2009, a decrease of 22%. The decrease in noninterest income is mainly attributed to a $160 thousand gain on the sale of a security in the first quarter of 2009 offset by a $77 thousand gain on a sale of other real estate in 2010. Mortgage loan brokerage fees decreased by $19 thousand from the first three months of 2009 while service charges on deposits increased $32 thousand for the same period.

The provision for loan losses was $353 thousand for the first three months of 2010 compared to $86 thousand for the same period in 2009. The increase of $267 thousand is due to increased specific reserves on impaired loans of $162 thousand and increased general reserves due to an increase in peer bank loan loss experience for certain pools of loans where the Company has no historical loss experience of its own.

Noninterest expense increased $417 thousand for the three months ended on March 31, 2010 when compared to the same period in 2009. FDIC insurance assessment expense increased $87 thousand, or 229% to $125 thousand for the three months ended on March 31, 2010 when compared to the same period in 2009. This increase was due to the growth in total deposits from 2009 to 2010 along with an increase in the FDIC insurance rate. Salaries and employee benefits increased $178 thousand, or 19% mainly attributable to additional staff in 2010 compared to 2009. Occupancy and equipment expense increased from $286 thousand to $311 thousand, an increase of 9%. Data processing expense increased from $92 thousand in the first three months of 2009 to $105 thousand for the same period in 2010, an increase of $13 thousand or 14%. This increase in data processing costs is attributed to the growth of the Company over the last year. Other expense increased $83 thousand or 40% for the three months ended March 31, 2010 compared to the same period in 2009.

Financial Condition

At March 31, 2010, the Company had total assets of $349 million compared to $337.8 million at December 31, 2009. Total assets increased $11.2 million or 3% since year end 2009. At March 31, 2010, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. Net loans increased $6 million, or 2%, to $256 million at March 31, 2010. Federal funds sold increased to $24.6 million from $19.9 million at December 31, 2009. Investment securities increased $395 thousand to $46.7 million.

The Company’s liabilities at March 31, 2010 totaled $314.7 million compared to $304 million at December 31, 2009, an increase of $10.7 million or 3.5% Noninterest-bearing deposits decreased by $2.7 million, and interest-bearing deposits increased $13.7 million, or 5.5%, to $264.8 million.

At March 31, 2010 and December 31, 2009, the Company had stockholders’ equity of $34.3 million and $33.8 million, respectively, an increase of $516 thousand or 1.5%. Changes to stockholders’ equity in the first quarter included net income of $255 thousand and an increase in the market value of investment securities available for sale of $383 thousand which increased stockholders’ equity. These increases were offset by $133 thousand of preferred stock dividends.

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

Management believes the Company has sufficient capital to fund its operations. At March 31, 2010, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had no loans past due ninety days or more and still accruing interest and six nonaccrual loans totaling $5 million as well as $517 thousand of other real estate owned at March 31, 2010.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, peer group loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

The Company uses its own loss experience for pools of loans where losses have been incurred and for pools of loans with no loss history, peer bank loss experience is used. At March 31, 2010, the peer bank loss experience factors used in our evaluation reflected significant increases resulting in an increase in this component of the general reserves. This increase in the general reserves along with a $162 thousand increase in specific reserves for impaired loans resulted in a provision for loan losses of $353 thousand in the first quarter of 2010 compared to $86 thousand in 2009. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.22% at March 31, 2010 and 1.13% at December 31, 2009.

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

At March 31, 2010, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $97.5 million. At March 31, 2010, 26.0% or $67.4 million of the loan portfolio would mature within one year. At March 31, 2010, non-deposit sources of available funds totaled $17.6 million, which included $4.6 million immediately available from FHLB. During the first three months of 2010, other borrowing activity included a principal pay down of $450 thousand of FHLB borrowings.

Capital Requirements

The maintenance of appropriate levels of capital is a priority and is continually monitored. Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. The following are the Company’s and Bank’s capital ratios:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital
(to Risk-Weighted Assets)
Consolidated	$37,442	13.9%	$21,549	8.0%	$26,937	10.0%
HomeTown Bank	$34,913	13.0%	$21,551	8.0%	$26,939	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$34,291	12.7%	$10,775	4.0%	$16,162	6.0%
HomeTown Bank	$32,002	11.9%	$10,775	4.0%	$16,163	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$34,291	10.2%	$13,474	4.0%	$16,842	5.0%
HomeTown Bank	$32,002	9.5%	$13,475	4.0%	$16,843	5.0%

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

At March 31, 2010 outstanding commitments to extend credit including letters of credit were $37.9 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Internal Controls

The Company maintains internal accounting controls as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, the Company becomes involved in litigation arising from the banking, financial and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

Exhibit No.

3.1	Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

3.2	Certificate of Amendment and Articles of Amendment for the Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 24, 2009.

4.2	Form of Certificate for the Series B Preferred Stock, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 24, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

99.1	TARP Chief Executive Officer Certification

99.2	TARP Chief Financial Officer Certification

*	Denotes management contract

Reports on form 8-K

On March 4, 2010, the Company announced its earnings for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 14, 2010	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 14, 2010	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description

3.1	Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

3.2	Certificate of Amendment and Articles of Amendment for the Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 24, 2009.

4.2	Form of Certificate for the Series B Preferred Stock, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 24, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

99.1	TARP Chief Executive Officer Certification

99.2	TARP Chief Financial Officer Certification

*	Denotes management contract