Form 10-Q
period 2010-06-30
HomeTown Bankshares Corp
filed 2010-08-16
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.

Or

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 333-158525

HOMETOWN BANKSHARES CORPORATION

(Exact name of the registrant as specified in its charter)

Virginia	26-4549960
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

202 South Jefferson Street, Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2010, 3,241,547 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

	Unaudited
In Thousands, Except Share and Per Share Data	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$7,581	$7,051
Federal funds sold	12,530	19,908
Securities available for sale, at fair value	50,258	46,353
Restricted equity securities	2,799	2,547
Loans, net of allowance for loan losses of $4,964 in 2010 and $2,862 in 2009	261,383	249,807
Property and equipment, net	8,952	8,197
Other real estate owned	647	707
Accrued income	1,162	1,099
Prepaid FDIC insurance	1,361	1,606
Other assets	749	533

Total assets	$347,422	$337,808

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$19,665	$20,525
Interest-bearing	266,483	251,124

Total deposits	286,148	271,649
Short term borrowings	114	714
Federal Home Loan Bank borrowings	27,550	30,200
Accrued interest payable	709	1,068
Other liabilities	651	397

Total liabilities	315,172	304,028

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at June 30, 2010	10,374	10,374
Discount on preferred stock	(321)	(355)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,241,547 in 2010 and 2,939,400 in 2009 (includes 8,207 of restricted shares in 2010)	16,167	14,697
Surplus	15,412	16,856
Retained deficit	(10,130)	(7,414)
Accumulated other comprehensive income (loss)	748	(378)

Total stockholders’ equity	32,250	33,780

Total liabilities and stockholders’ equity	$347,422	$337,808

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2009

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In Thousands, Except Share and Per Share Data	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,592	$3,178	$7,005	$6,116
Federal funds sold	9	4	20	4
Taxable investment securities	478	123	944	239

Total interest income	4,079	3,305	7,969	6,359

Interest expense:
Deposits	1,252	1,338	2,536	2,598
Other borrowed funds	143	139	282	283

Total interest expense	1,395	1,477	2,818	2,881

Net interest income	2,684	1,828	5,151	3,478

Provision for loan losses	3,334	118	3,687	204

Net interest income (loss) after provision for loan losses	(650)	1,710	1,464	3,274

Noninterest income:
Service charges on deposit accounts	127	97	246	184
Mortgage loan brokerage fees	30	36	47	72
Rental income	30	28	61	54
Gain on sale of other real estate	—	—	77	—

Gain on sale of investment securities	—	—	—	160

Other income	18	—	31	11

Total noninterest income	205	161	462	481

Noninterest expense:
Salaries and employee benefits	1,120	924	2,232	1,858
Occupancy and equipment expense	309	329	620	615
Data processing expense	114	87	219	179
Advertising and marketing expense	140	78	233	133
Professional fees	122	51	200	92
FDIC insurance assessment	135	210	260	248

Loss on disposal of interest in title agency	—	—	—	44
Other expense	285	241	577	441

Total noninterest expense	2,225	1,920	4,341	3,610

Net (loss) income before income taxes	(2,670)	(49)	(2,415)	145

Income tax expense	—	—	—	—

Net (loss) income	(2,670)	(49)	(2,415)	145

Dividends accumulated on preferred stock	133	—	266	—
Accretion of discount on preferred stock	17	—	34	—

Net (loss) income available to common shareholders	$(2,820)	$(49)	$(2,715)	$145

(Loss) income per common share, basic and diluted	$(0.87)	$(0.02)	$(0.84)	$0.04

Weighted average common shares outstanding	3,241,547	3,233,340	3,238,872	3,233,340

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

	Unaudited	Unaudited
In Thousands	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net (loss) income	$(2,415)	$145
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	309	292
Provision for loan losses	3,687	204
Amortization of premium on securities, net	122	1
Gain on sale of other real estate	(77)	—
Gain on sale of investment securities, net	—	(160)
Stock compensation expense	26	17
Changes in assets and liabilities:
Accrued income	(63)	(120)
Other assets	(177)	53
Accrued interest payable	(359)	(6)
Other liabilities	254	46

Net cash flows provided by operating activities	1,307	472

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	7,378	(10,020)
Purchases of available for sale securities	(16,029)	(3,500)
Maturities of available for sale securities	13,127	2,117
Purchase of restricted equity securities, net	(252)	(204)
Net increase in loans	(15,263)	(30,179)
Proceeds from sale of other real estate	344	—
Purchases of property and equipment	(1,065)	(70)

Net cash flows used in investing activities	(11,760)	(41,856)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(860)	2,577
Net increase in interest-bearing deposits	15,359	54,902
Net decrease in short-term borrowings	(600)	(492)

Net decrease in long-term FHLB borrowings	(2,650)	(5,200)
Preferred stock dividend payment	(266)	—

Net cash flows provided by financing activities	10,983	51,787

Net increase in cash and cash equivalents	530	10,403

Cash and cash equivalents, beginning	7,051	3,186

Cash and cash equivalents, ending	$7,581	$13,589

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,177	$2,887

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain (loss) on securities available for sale	$1,126	$(469)

Transfer from loans to other real estate	$129	$256

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

Basis of Presentation

The consolidated financial statements as of June 30, 2010 and for the periods ended June 30, 2010 and 2009 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Form 10-K for the year ended December 31, 2009.

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

On May 18, 2010, the Company declared a stock split, whereby each stockholder received one additional share for each ten shares owned. The effect of the stock split was to transfer $1.47 million from surplus to common stock. The shares were distributed on July 19, 2010 to stockholders of record at the close of business on June 18, 2010. All applicable share and per-share amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$21,780	$292	$(4)	$22,068
Mortgage backed securities	27,730	465	(5)	28,190

	$49,510	$757	$(9)	$50,258

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2009
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$21,444	$71	$(203)	$21,312
Mortgage backed securities	25,287	—	(246)	25,041

	$46,731	$71	$(449)	$46,353

As of June 30, 2010, there were no individual securities that had been in a continuous loss position for more than 12 months.

The following table demonstrates the unrealized loss position of securities available for sale at June 30, 2010.

	June 30, 2010
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$2,489	$(4)	$—	$—	$2,489	$(4)
Mortgage backed securities	1,027	(5)	—	—	1,027	(5)

	$3,516	$(9)	$—	$—	$3,516	$(9)

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

At June 30, 2010, the Bank does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The bank had no realized gain or loss on sale of securities in the first six months of 2010 and a $160 thousand realized gain on sale of its available for sale securities for the six months ended June 30, 2009.

The amortized cost and estimated fair values of investment securities available for sale at June 30, 2010 are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Over five through ten years	$15,421	$15,638
Greater than 10 years	34,089	34,620

	$49,510	$50,258

Notes to Consolidated Financial Statements—(Continued)

Note 3. Loans Receivable

The major components of loans in the balance sheets at June 30, 2010 and December 31, 2009 are as follows:

(In Thousands)	2010	2009
Loans secured by real estate:
Construction and land development	$35,271	$46,157
Secured by 1-4 family residential	66,213	53,662
Nonfarm, non 1-4 family residential	124,248	112,174
Loans to farmers	422	370
Commercial loans	34,916	34,849
Loans to individuals	5,277	5,457

Total Loans	266,347	252,669
Less: Allowance for loan losses	4,964	2,862

Loans, net	$261,383	$249,807

Note 4. Allowance for Loans Losses

Changes in the allowance for loan losses are as follows:

(Dollars In Thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance, beginning	$2,862	$2,862
Provision charged to operating expense	3,687	725
Recoveries of amounts charged off	—	9
Loans charged off	(1,585)	(734)

Balance, ending	$4,964	$2,862

Ratio of net charge-offs to average loans, annualized	1.20%	0.31%
Ratio of allowance for loan losses to loans	1.86%	1.13%

(Dollars In Thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Impaired loans without a valuation allowance	$19,323	$16,095
Impaired loans with a valuation allowance	8,569	4,682

Total impaired loans	$27,892	$20,777

Valuation allowance related to impaired loans	$1,805	$538
Total non-accrual loans	5,261	3,925
Total loans past-due ninety days or more and still accruing interest	—	553

Notes to Consolidated Financial Statements—(Continued)

(Dollars In Thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Average investment in impaired loans	$23,669	$7,064

Interest income recognized on impaired loans	$460	$344

Interest income recognized on a cash basis on impaired loans	$460	$344

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 495,000 shares of authorized common stock have been issued under the Plan and 55,000 shares of authorized common stock are available for issue under the Plan. There are options for 495,000 shares granted currently outstanding as of June 30, 2010, of which, 469,700 options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of June 30, 2010, no options have been exercised. The Company recorded compensation expense of $26 thousand for the six months ended June 30, 2010 and $17 thousand for the same period in 2009. The aggregate intrinsic value of outstanding stock options was $0 at June 30, 2010. The weighted average remaining contractual term of outstanding options was 6 years at June 30, 2010.

The Board of Directors adopted a Restricted Stock Plan (“the Plan”) in September 2009 whereby 132,000 shares of the Company’s authorized but unissued common stock was set aside to be granted by the Board of Directors in its discretion. The principal purpose of the Plan was to make shares available for issue to the executive officers of the Company and the Bank in payment of incentives earned under the Incentive Compensation Plan. Because the Company is a TARP participant, the Company’s most highly paid employee cannot be paid a cash bonus. However, the Treasury regulations permit payment of such a bonus in restricted stock. Even though the restriction would only apply to the CEO in the case of the Company and the Bank, each of the executive officers of the Company and the Bank have elected to take their bonuses in stock rather than cash.

The restrictions attached to stock issued under the Plan restrict transfer of the shares on a graduated scale during the time TARP funding is outstanding and provide for vesting over a five-year period. During the first quarter of 2010, the Company issued 8,207 shares of stock under the Plan.

The remaining unamortized compensation expense for stock options and restricted stock was $176 thousand at June 30, 2010 and will be recognized over the next 4.2 years. All share amounts have been restated to reflect the stock split.

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

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Carrying value at June 30, 2010
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$50,258	—	$50,258	—
Interest rate swap agreements	333	—	333	—

Liabilities:
Interest rate swap agreements	$333	—	$333	—

Notes to Consolidated Financial Statements—(Continued)

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$46,353	—	$46,353	—
Interest rate swap agreements	274	—	274	—

Liabilities:
Interest rate swap agreements	$274	—	$274	—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009.

		Carrying value at June 30, 2010
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$6,764	—	$6,764	—
Other real estate owned	$647	—	$647	—

Notes to Consolidated Financial Statements—(Continued)

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$4,144	—	$4,144	—
Other real estate owned	$707	—	$707	—

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2010, and December 31, 2009, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

Notes to Consolidated Financial Statements—(Continued)

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010
(Dollars in Thousands)	Carrying Amounts	Estimated Fair Values
Financial assets
Cash and due from banks	$7,581	$7,581
Federal funds sold	12,530	12,530
Securities available-for-sale	50,258	50,258
Loans, net	261,383	260,955
Accrued income	1,162	1,162
Financial liabilities
Total deposits	286,148	286,508
Short term borrowings	114	114
FHLB borrowings	27,550	28,404
Accrued interest payable	709	709

	December 31, 2009
(Dollars in Thousands)	Carrying Amounts	Estimated Fair Values
Financial assets
Cash and due from banks	$7,051	$7,051
Federal funds sold	19,908	19,908
Securities available-for-sale	46,353	46,353
Loans, net	249,807	249,398
Accrued income	1,099	1,099
Financial liabilities
Total deposits	271,649	272,056
Short term borrowings	714	714
FHLB borrowings	30,200	31,375
Accrued interest payable	1,068	1,068

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In May 2009, the Company declared a stock split, whereby each stockholder received one additional share for each ten shares owned. The shares were distributed on July 19, 2010 to stockholders of record at the close of business on June 18, 2010. All applicable share and per share data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to give effect to this stock split.

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

Discussion of Operations

Six Months Ended June 30, 2010

The Company recorded a net loss of $2.4 million for the six months ended June 30, 2010 compared with net income of $145 thousand for the six months ended June 30, 2009. After net accumulated dividends on preferred stock of $300 thousand in 2010, the company had a net loss available to common shareholders of $(.84) per share, compared with $.04 net income per share in 2009.

The $2.4 million loss for the six months ended June 30, 2010 is due mainly to $3.7 million in provision for loan losses, compared to $204 thousand for the same period in 2009, an increase of $3.48 million. For the six months ended June 30, 2010, the company experienced loan charge offs of $1.6 million compared to $645 thousand for the same period in 2009. The significant increase in charged off loans experienced in the second quarter of 2010 raised the company’s annualized net charge offs to average loans ratio from .31% at December 31, 2009 to 1.20% at June 30, 2010. The loan charge off ratio is one of the components used to determine the level of loan loss reserves for pools of loans that do not have identified specific loan loss reserves. The increase in the loan charge off ratio to 1.20% at June 30, 2010 caused a significant increase in the level of loan loss reserves for loans without identified specific loan loss reserves. Impaired loans increased from $20.8 million at December 31, 2009 to $27.9 million at June 30, 2010, an increase of $7.1 million or 34%. Specific reserves on impaired loans increased $1.3 million from $538 thousand at December 31, 2009 to $1.8 million at June 30, 2010. The increase in the level of impaired loans, the increasing historical loan loss experience and other environmental factors necessitated the increase in the level of the allowance for loan losses.

For the six months ended June 30, 2010, net interest income increased $1.7 million from $3.5 million in 2009 to $5.2 million in 2010. This increase in net interest income is due to average earning assets increasing by $85.5 million in 2010 compared to 2009 and improvement in the net interest margin of 27 basis points to 3.18% for the six months ended June 30, 2010 compared to the same period in 2009. The improvement in the net interest margin is primarily due to the reduction in the cost of funds from 2.50% in 2009 to 1.83% in 2010.

In the first six months of 2010, noninterest income decreased slightly from $481 thousand in 2009 to $462 thousand. In 2009 non recurring income from gains on the sale of investment securities totaled $160 thousand. In 2010, non recurring income for gains on the sale of other real estate owned totaled $77 thousand. In recurring other income categories, service charges on deposit accounts increased from $184 thousand in 2009 to $246 thousand in 2010, an increase $62 thousand or 34%. Mortgage loan brokerage fees decreased by $25 thousand from the first six months of 2009 due to the softness of the residential housing market. Rental income increased $5 thousand to $61 thousand in 2010 compared with the same period in 2009.

Noninterest expense increased $731 thousand or 20% for the six months ended June 30, 2010 when compared to the same period in 2009. Salaries and employee benefits increased $374 thousand or 20% from $1.86 million in 2009 to $2.23 million in 2010. This increase is due to growth in staffing as the company has grown, increases in the cost of health insurance costs and a reduction in the amount of salary and benefit costs that is deferred for the origination of loans. At June 30, 2010, total loans increased $13.7 million from December 31, 2009 compared to an increase of $29.3 million for the same period of time in 2009. The reduction in volume of loans decreased the amount of salaries and benefits that were deferred in 2010 compared to 2009.

Occupancy and equipment expense increased $5 thousand to $620 thousand from $615 thousand for the six months ended June 30, 2010 compared to 2009. Data processing expense increased $40 thousand or 22% from 2009 to 2010 due to the growth in the volume of customer accounts and the cost of some new enhancements to our core system software. Advertising and marketing expense increased $100 thousand or 75% in 2010 compared to 2009 due to new advertising campaigns conducted in the second quarter of 2010. Professional fees increased from $92 thousand in 2009 to $200 thousand in 2010 due to increases in legal costs associated with the collection and workout of loans, increased auditing and accounting fees and fees paid to a consultant evaluating our core banking software. Other expense increased from $441 thousand in 2009 to $577 thousand in 2010, an increase of $136 thousand or 31%. This increase is due to a number of factors, software expense increased $29 thousand due mainly to network software enhancements and loan portfolio management and credit underwriting software. Bank franchise tax expense increased $23 thousand due to a higher level of capital in 2010 compared to 2009 and loan related and other real estate expenses increased $26 thousand.

Three Months Ended June 30, 2010

The Company recorded a net loss of $2.67 million for the three months ended June 30, 2010 compared with a net loss of $49 thousand for the same period in 2009. After net accumulated dividends on preferred stock of $150 thousand in 2010, the company had a net loss available to common shareholders of $(.87) per share, compared with a net loss of $(.02) per share in 2009.

The $2.67 million loss for the three months ended June 30, 2010 is due to $3.3 million in provision for loan losses, compared to $118 thousand for the same period in 2009, an increase of $3.22 million. For the three months ended June 30, 2010, the company experienced loan charge offs of $1.5 million compared to $19 thousand for the same period in 2009 and $64 thousand in the first quarter of 2010. The significant increase in charged off loans experienced in the second quarter of 2010 raised the company’s annualized net charge offs to average loans ratio from .31% at December 31, 2009 to 1.20% at June 30, 2010. The loan charge off ratio is one of the components used to determine the level of loan loss reserves for pools of loans that do not have identified specific loan loss reserves. The increase in the loan charge off ratio to 1.20% at June 30, 2010 caused a significant increase in the level of loan loss reserves for loans without identified specific loan loss reserves. Impaired loans increased from $20.8 million at December 31, 2009 to $27.9 million at June 30, 2010, an increase of $7.1 million or 34%. Specific reserves on impaired loans increased $1.3 million from $538 thousand at December 31, 2009 to $1.8 million at June 30, 2010. The increase in the level of impaired loans, the increasing historical loan loss experience and other environmental factors necessitated the increase in the level of the allowance for loan losses.

Net interest income increased $856 thousand or 47% for the three months ended June 30, 2010 compared to the same period in 2009. This increase in net interest income is due to average earning assets increasing by $82.4 million in the second quarter of 2010 compared to 2009 and improvement in the net interest margin of 31 basis points to 3.23% for the three months ended June 30, 2010 compared to the same period in 2009. The improvement in the net interest margin is primarily due to the reduction in the cost of funds from 2.39% in 2009 to 1.76% in 2010.

Noninterest income increased in the second quarter from $161 thousand in 2009 to $205 thousand. This increase is mainly due to service charges on deposit accounts increasing from $97 thousand in 2009 to $127 thousand in 2010, an increase $30 thousand or 31%. Mortgage loan brokerage fees decreased by $6 thousand from the same period in 2009 and rental income increased $2 thousand.

Noninterest expense increased $305 thousand or 16% for the three months ended June 30, 2010 when compared to the same period in 2009. Salaries and employee benefits increased $196 thousand or 18% from $924 thousand in 2009 to $1.12 million in 2010. This increase is due to growth in staffing as the company has grown, increases in the cost of health insurance costs and a reduction in the amount of salary and benefit costs that is deferred for the origination of loans. At June 30, 2010, total loans increased $13.7 million from December 31, 2009 compared to an increase of $29.3 million for the same period of time in 2009. The reduction in volume of loans decreased the amount of salaries and benefits that were deferred in 2010 compared to 2009.

Occupancy and equipment expense decreased $20 thousand to $309 thousand from $329 thousand for the three months ended June 30, 2010 compared to 2009 due to a slight decrease in utilities and repair and maintenance expenses. Data processing expense increased $27 thousand or 31% from 2009 to 2010 due to the growth in the volume of customer accounts and the cost of some new enhancements to our core system software. Advertising and marketing expense increased $62 thousand in the second quarter of 2010 compared to 2009 due to new advertising campaigns conducted in the second quarter of 2010. Professional fees increased from $51 thousand in 2009 to $122 thousand in 2010 due to increases in legal costs associated with the collection and workout of loans, increased auditing and accounting fees and fees paid to a consultant evaluating our core banking software. FDIC insurance assessment expense decreased from $210 thousand in the second quarter of 2009 to $135 thousand for the same period in 2010 because of a special assessment in 2009 that was not repeated in 2010. Other expense increased $44 from $241 thousand for the three months ended June 30, 2009 compared to $285 thousand for the same period in 2010.

Financial Condition

At June 30, 2010, the Company had total assets of $347 million compared to $338 million at December 31, 2009. Total assets increased $9.6 million or 2.8% since year end 2009. At June 30, 2010, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. Net loans increased $11.6 million, or 4.6%, to $261.4 million at June 30, 2010. Federal funds sold decreased to $12.5 million from $19.9 million at December 31, 2009. Investment securities increased $3.9 million to $50.3 million.

The Company’s liabilities at June 30, 2010 totaled $315.2 million compared to $304 million at December 31, 2009, an increase of $11.2 million or 3.67% Noninterest-bearing deposits decreased by $860 thousand, and interest-bearing deposits increased $15.4 million, or 6.12%, to $266.5 million.

At June 30, 2010 and December 31, 2009, the Company had stockholders’ equity of $33.8 million and $32.3 million, respectively, a decrease of $1.53 million or 4.5%. Changes to stockholders’ equity in the first six months included a net loss of $2.4 million and a charge to retained earnings of $300 thousand for payments of preferred stock dividends. These increases were offset by $1.1 million gain in the market value of investment securities available for sale.

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

On May 18, 2010, the company declared a stock split to its shareholders of record as of June 18, 2010.

Management believes the Company has sufficient capital to fund its operations. At June 30, 2010, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had no loans past due ninety days or more and still accruing interest and eight nonaccrual loans totaling $5.3 million as well as $647 thousand of other real estate owned at June 30, 2010.

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

The Company uses its own loss experience for pools of loans where losses have been incurred and for pools of loans with no loss history, peer bank loss experience is used. At June 30, 2010, the Company’s own historical loss experience factors used in our evaluation reflected significant increases resulting in an increase in this component of the general reserves. This increase in the general reserves, loan charge offs of $1.6 million along with a $1.3 million increase in specific reserves for impaired loans resulted in a provision for loan losses of $3.3 million in the second quarter of 2010 compared to $118 thousand in 2009. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.86% at June 30, 2010 and 1.13% at December 31, 2009.

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

At June 30, 2010, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $98 million. At June 30, 2010, 29.2% or $77.9 million of the loan portfolio would mature within one year. At June 30, 2010, non-deposit sources of available funds totaled $26.1 million, which includes $7.1 million immediately available from the Federal Home Loan Bank of Atlanta (FHLB) with additional credit availability of $35.2 million provided qualifying collateral is pledged. During the first six months of 2010, other borrowing activity included a principal pay down of $2.65 million of FHLB borrowings.

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

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital
(to Risk-Weighted Assets)
Consolidated	$34,870	13.0%	$21,409	8.0%	$26,761	10.0%
HomeTown Bank	$32,514	12.2%	$21,408	8.0%	$26,860	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$31,504	11.8%	$10,707	4.0%	$16,060	6.0%
HomeTown Bank	$29,148	10.9%	$10,706	4.0%	$16,060	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$31,504	9.0%	$14,049	4.0%	$17,561	5.0%
HomeTown Bank	$29,148	8.3%	$14,047	4.0%	$17,559	5.0%

December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Consolidated	$37,019	14.1%	$21,004	8.0%	$26,255	10.0%
HomeTown Bank	$31,846	12.1%	$21,055	8.0%	$26,319	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$34,157	13.0%	$10,502	4.0%	$15,753	6.0%
HomeTown Bank	$28,984	11.0%	$10,540	4.0%	$15,809	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$34,157	10.4%	$13,100	4.0%	$16,374	5.0%
HomeTown Bank	$28,984	8.9%	$13,027	4.0%	$16,283	5.0%

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

At June 30, 2010 outstanding commitments to extend credit including letters of credit were $37.8 million. There are no commitments to extend credit on impaired loans.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

Reports on form 8-K

On May 7, 2010, the Company announced its earnings for the quarter-ended March 31, 2010.

On May 21, 2010, the Company announced the results of matters that were submitted to a vote of the Company’s shareholders at the Company’s annual meeting.

.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 16, 2010	By:

/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 16, 2010	By:

/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description

3 (i)	Articles of Incorporation of Hometown Bank, incorporated by reference to Exhibit 3 (i) of the Current Report on Form 10-SB dated April 27, 2006 and Form S-4 filed April 10, 2009.

3 (ii)	Bylaws of Hometown Bank, incorporated by reference to Exhibit 3 (ii) of the Current Report on Form 10-SB dated April 27, 2006 and as appendix B of Form S-4 filed April 10, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006 and as Exhibit 10.1 to Form S-4 filed April 10, 2009.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006 and as Exhibit 10.3 to Form S-4 filed April 10, 2009

10.4	HomeTown Bankshares 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.6 to Form 10QSB for the quarter ended June 30, 2006 and as Exhibit 10.2 to Form S-4 filed April 10, 2009

10.7	Lease Agreement by and between James Paul Poulos and Rita Ann Poulos, Trustees, under that certain Trust Agreement with James Paul Poulos and Hometown Bank dated August 1, 2006, incorporated herein by reference to Exhibit 10.7 to Form 10QSB for the quarter ended September 30, 2006 and as Exhibit 10.7 to Form S-4 filed April 10, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.