Form 10-Q
period 2010-09-30
HomeTown Bankshares Corp
filed 2010-11-15
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

Or

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 333-158525

HOMETOWN BANKSHARES CORPORATION

(Exact name of the registrant as specified in its charter)

Virginia	26-4549960
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

202 South Jefferson Street, Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

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

As of November 15, 2010, 3,241,547 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART 1. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

	Unaudited
In Thousands, Except Share and Per Share Data	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$12,194	$7,051
Federal funds sold	10,455	19,908
Securities available for sale, at fair value	52,145	46,353
Restricted equity securities	2,687	2,547
Loans, net of allowance for loan losses of $4,204 in 2010 and $2,862 in 2009	261,436	249,807
Property and equipment, net	8,858	8,197
Other real estate owned	2,352	707
Accrued income	1,194	1,099
Prepaid FDIC insurance	1,243	1,606
Other assets	744	533

Total assets	$353,308	$337,808

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$18,121	$20,525
Interest-bearing	274,299	251,124

Total deposits	292,420	271,649
Short term borrowings	681	714
Federal Home Loan Bank borrowings	25,950	30,200
Accrued interest payable	746	1,068
Other liabilities	813	397

Total liabilities	320,610	304,028

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at September 30, 2010	10,374	10,374
Discount on preferred stock	(304)	(355)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,241,547 in 2010 and 2,939,400 in 2009 (includes 8,207 of restricted shares in 2010)	16,167	14,697
Surplus	15,426	16,856
Retained deficit	(9,836)	(7,414)
Accumulated other comprehensive income (loss)	871	(378)

Total stockholders’ equity	32,698	33,780

Total liabilities and stockholders’ equity	$353,308	$337,808

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In Thousands, Except Share and Per Share Data	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,690	$3,399	$10,695	$9,515
Federal funds sold	10	9	30	13
Taxable investment securities	431	182	1,375	421

Total interest income	4,131	3,590	12,100	9,949

Interest expense:
Deposits	1,199	1,366	3,735	3,964
Other borrowed funds	139	131	421	414

Total interest expense	1,338	1,497	4,156	4,378

Net interest income	2,793	2,093	7,944	5,571

Provision for loan losses	441	182	4,128	386

Net interest income after provision for loan losses	2,352	1,911	3,816	5,185

Noninterest income:
Service charges on deposit accounts	114	124	360	308
Mortgage loan brokerage fees	72	37	119	109
Rental income	31	21	92	75
Gain on sale of other real estate	—	—	77	—
Gain on sale of investment securities	—	—	—	160
Other income	18	13	49	24

Total noninterest income	235	195	697	676

Noninterest expense:
Salaries and employee benefits	1,214	1,058	3,446	2,916
Occupancy and equipment expense	338	318	958	933
Data processing expense	111	85	330	264
Advertising and marketing expense	64	85	297	218
Professional fees	102	56	302	148
FDIC insurance assessment	129	104	389	352
Loss on disposal of interest in title agency	—	—	—	44
Other expense	319	245	896	686

Total noninterest expense	2,277	1,951	6,618	5,561

Net income (loss) before income taxes	310	155	(2,105)	300
Income tax expense	—	—	—	—

Net income (loss)	310	155	(2,105)	300

Dividends accumulated on preferred stock	134	19	400	19
Accretion of discount on preferred stock	16	3	51	3

Net income (loss) available to common shareholders	$160	$133	$(2,556)	$278

Income (loss) per common share, basic and diluted	$0.05	$0.04	$(0.79)	$0.09

Weighted average common shares outstanding	3,241,547	3,233,340	3,239,773	3,233,340

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009

	Unaudited	Unaudited
In Thousands	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net (loss) income	$(2,105)	$300
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	465	438
Provision for loan losses	4,128	386
Amortization of premium on securities, net	212	3
Gain on sale of other real estate	(77)	—
Gain on sale of investment securities, net	—	(160)
Stock compensation expense	40	25
Changes in assets and liabilities:
Accrued income	(95)	(277)
Other assets	(1,759)	117
Accrued interest payable	(322)	30
Other liabilities	416	(191)

Net cash flows provided by operating activities	903	671

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	9,453	(22,945)
Purchases of available for sale securities	(24,683)	(13,027)
Maturities of available for sale securities	19,928	2,117
Purchase of restricted equity securities, net	(140)	(204)
Net increase in loans	(15,757)	(37,479)
Proceeds from sale of other real estate	344	—
Purchases of property and equipment	(1,126)	(155)

Net cash flows used in investing activities	(11,981)	(71,693)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(2,404)	3,679
Net increase in interest-bearing deposits	23,175	66,034
Net (decrease) increase in short-term borrowings	(33)	104
Net decrease in long-term FHLB borrowings	(4,250)	(5,200)
Preferred stock dividend payment	(267)	—
Issuance of preferred stock, net of issuance costs	—	9,799

Net cash flows provided by financing activities	16,221	74,416

Net increase in cash and cash equivalents	5,143	3,394

Cash and cash equivalents, beginning	7,051	3,186

Cash and cash equivalents, ending	$12,194	$6,580

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,478	$4,348

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain (loss) on securities available for sale	$1,249	$(382)

Transfer from loans to other real estate	$1,835	$256

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

Basis of Presentation

The consolidated financial statements as of September 30, 2010 and for the periods ended September 30, 2010 and 2009 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Form 10-K for the year ended December 31, 2009. Interim results are not necessarily indicative of 2010 year end results.

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

On May 18, 2010, the Company declared a 10% stock split, whereby each stockholder received one additional share for each ten shares owned. The shares were distributed on July 19, 2010 to stockholders of record at the close of business on June 18, 2010. All applicable share and per-share amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock dividend.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$21,119	$533	$(3)	$21,649
Mortgage backed securities	29,081	358	(8)	29,431
Municipal securities	1,074	—	(9)	$1,065

	$51,274	$891	$(20)	$52,145

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars In Thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$21,444	$71	$(203)	$21,312
Mortgage backed securities	25,287	—	(246)	25,041

	$46,731	$71	$(449)	$46,353

As of September 30, 2010, there were no individual securities that had been in a continuous loss position for more than 12 months.

The following table demonstrates the unrealized loss position of securities available for sale at September 30, 2010.

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars In Thousands)	Value	Loss	Value	Loss	Value	Loss
U. S. Government agency securities	$1,646	$(3)	$—	$—	$1,646	$(3)
Mortgage backed securities	1,917	(8)	—	—	1,917	(8)
Municipal securities	1,065	(9)	—	—	1,065	(9)

	$4,628	$(20)	$—	$—	$4,628	$(20)

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

At September 30, 2010, the Bank does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The bank had no realized gain or loss on sale of securities in the first nine months of 2010 and a $160 thousand realized gain on sale of its available for sale securities for the nine months ended September 30, 2009.

The amortized cost and estimated fair values of investment securities available for sale at September 30, 2010 are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Over five through ten years	$14,981	$15,460
Greater than 10 years	36,293	36,685

	$51,274	$52,145

Note 3. Loans Receivable

The major components of loans in the balance sheets at September 30, 2010 and December 31, 2009 are as follows:

(In Thousands)	2010	2009
Loans secured by real estate:
Construction and land development	$36,467	$46,157
Secured by 1-4 family residential	68,012	53,662
Nonfarm, non 1-4 family residential	122,696	112,174
Loans to farmers	344	370
Commercial loans	32,814	34,849
Loans to individuals	5,307	5,457

Total Loans	265,640	252,669
Less: Allowance for loan losses	4,204	2,862

Loans, net	$261,436	$249,807

Note 4. Allowance for Loans Losses

Changes in the allowance for loan losses are as follows:

(Dollars In Thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance, beginning	$2,862	$2,862
Provision charged to operating expense	4,128	725
Recoveries of amounts charged off	1	9
Loans charged off	(2,787)	(734)

Balance, ending	$4,204	$2,862

Ratio of net charge-offs to average loans, annualized	1.42%	0.31%
Ratio of allowance for loan losses to loans	1.58%	1.13%

(Dollars In Thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Impaired loans without a valuation allowance	$22,018	$16,095
Impaired loans with a valuation allowance	6,292	4,682

Total impaired loans	$28,310	$20,777

Valuation allowance related to impaired loans	$924	$538
Total non-accrual loans	4,949	3,925
Total loans past-due ninety days or more and still accruing interest	1,317	553

(Dollars In Thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Average investment in impaired loans	$22,996	$7,064

Interest income recognized on impaired loans	$747	$344

Interest income recognized on a cash basis on impaired loans	$747	$344

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 492,360 shares of authorized common stock have been issued under the Plan and 57,640 shares of authorized common stock are available for issue under the Plan. There are options for 492,360 shares granted currently outstanding as of September 30, 2010, of which, 478,951 options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of September 30, 2010, no options have been exercised and no options were granted in 2010. The Company recorded compensation expense of $40 thousand for the nine months ended September 30, 2010 and $25 thousand for the same period in 2009. The aggregate intrinsic value of outstanding stock options was $0 at September 30, 2010. The weighted average remaining contractual term of outstanding options was 5.8 years at September 30, 2010.

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

The remaining unamortized compensation expense for stock options and restricted stock was $162 thousand at September 30, 2010 and will be recognized over the next 4 years.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Carrying value at September 30, 2010
Description	Balance as of Sept. 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$52,145	—	$52,145	—
Interest rate swap agreements	348	—	348	—

Liabilities:
Interest rate swap agreements	$348	—	$348	—

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$46,353	—	$46,353	—
Interest rate swap agreements	274	—	274	—

Liabilities:
Interest rate swap agreements	$274	—	$274	—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009.

		Carrying value at September 30, 2010
Description	Balance as of Sept. 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net	$5,368	—	$5,368	—
Other real estate owned	$2,352	—	$2,352	—

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net	$4,144	—	$4,144	—
Other real estate owned	$707	—	$707	—

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2010, and December 31, 2009, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010
(Dollars in Thousands)	Carrying Amounts	Estimated Fair Values
Financial assets
Cash and due from banks	$12,194	$12,194
Federal funds sold	10,455	10,455
Securities available-for-sale	52,145	52,145
Loans, net	261,436	261,008
Accrued income	1,194	1,194
Financial liabilities
Total deposits	292,420	292,788
Short term borrowings	681	681
FHLB borrowings	25,950	26,694
Accrued interest payable	746	709

	December 31, 2009
(Dollars in Thousands)	Carrying Amounts	Estimated Fair Values
Financial assets
Cash and due from banks	$7,051	$7,051
Federal funds sold	19,908	19,908
Securities available-for-sale	46,353	46,353
Loans, net	249,807	249,398
Accrued income	1,099	1,099
Financial liabilities
Total deposits	271,649	272,056
Short term borrowings	714	714
FHLB borrowings	30,200	31,375
Accrued interest payable	1,068	1,068

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

In May 2010, the Company declared a stock split, whereby each stockholder received one additional share for each ten shares owned. The shares were distributed on July 19, 2010 to stockholders of record at the close of business on June 18, 2010. All applicable share and per share data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to give effect to this stock split.

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

Discussion of Operations

Nine Months Ended September 30, 2010

The Company recorded a net loss of $2.1 million for the nine months ended September 30, 2010 compared with net income of $300 thousand for the nine months ended September 30, 2009. After net accumulated dividends on preferred stock of $451 thousand in 2010, the company had a net loss available to common shareholders of $(.79) per share, compared with $.09 net income per share in 2009.

The $2.1 million loss for the nine months ended September 30, 2010 is due mainly to $4.1 million in provision for loan losses, compared to $386 thousand for the same period in 2009, an increase of $3.69 million. For the nine months ended September 30, 2010, the company experienced net loan charge offs of $2.8 million compared to $647 thousand for the same period in 2009. The significant increase in charged off loans experienced in 2010 raised the company’s annualized net charge offs to average loans ratio from .31% at December 31, 2009 to 1.42% at September 30, 2010. The loan charge off ratio is one of the components used to determine the level of loan loss reserves for pools of loans that do not have identified specific loan loss reserves. The increase in the loan charge off ratio to 1.42% at September 30, 2010 caused a significant increase in the level of loan loss reserves for loans without identified specific loan loss reserves. Impaired loans increased from $20.8 million at December 31, 2009 to $28.3 million at September 30, 2010, an increase of $7.5 million or 36%. Specific reserves on impaired loans increased $386 thousand from $538 thousand at December 31, 2009 to $924 thousand at September 30, 2010. The increase in the level of impaired loans, the increasing historical loan loss experience and other environmental factors necessitated the increase in the level of the allowance for loan losses.

For the nine months ended September 30, 2010, net interest income increased $2.4 million from $5.57 million in 2009 to $7.9 million in 2010. This increase in net interest income is due to average earning assets increasing by $75.5 million in 2010 compared to 2009 and improvement in the net interest margin of 28 basis points to 3.22% for the nine months ended September 30, 2010 compared to the same period in 2009. The improvement in the net interest margin is primarily due to the reduction in the cost of funds from 2.53% in 2009 to 1.89% in 2010.

In the first nine months of 2010, noninterest income increased slightly to $697 thousand in 2010 from $676 thousand. In 2009 non recurring income from gains on the sale of investment securities totaled $160 thousand. In 2010, non recurring income for gains on the sale of other real estate owned totaled $77 thousand. In recurring other income categories, service charges on deposit accounts increased from $308 thousand in 2009 to $360 thousand in 2010, an increase of $52 thousand or 17%. Mortgage loan brokerage fees increased by $10 thousand from the first nine months of 2009 due to homeowners taking advantage of the lower mortgage rates by refinancing. Rental income increased $17 thousand to $92 thousand in 2010 compared with the same period in 2009.

Noninterest expense increased $1.06 million or 19% for the nine months ended September 30, 2010 when compared to the same period in 2009. Salaries and employee benefits increased $530 thousand or 18% from $2.9 million in 2009 to $3.4 million in 2010. This increase is due to growth in staffing as the company has grown, increases in the cost of health insurance and a reduction in the amount of salary and benefit costs that is deferred for the origination of loans. At September 30, 2010, total loans increased $13 million from December 31, 2009 compared to an increase of $36.3 million for the same period of time in 2009. The reduction in volume of loans decreased the amount of salaries and benefits that were deferred in 2010 compared to 2009.

Occupancy and equipment expense increased $25 thousand to $958 thousand from $933 thousand for the nine months ended September 30, 2010 compared to 2009. Data processing expense increased $66 thousand or 25% from 2009 to 2010 due to the growth in the volume of customer accounts and the cost of some new enhancements to our core system software. Advertising and marketing expense increased $79 thousand or 36% in 2010 compared to 2009 due to new advertising campaigns conducted in the second quarter of 2010. Professional fees increased from $148 thousand in 2009 to $302 thousand in 2010 due to increases in legal costs associated with the collection and workout of loans, increased auditing and accounting fees and fees paid to a consultant evaluating our core banking software. Other expense increased from $686 thousand in 2009 to $896 thousand in 2010, an increase of $210 thousand or 31%. This increase is due to a number of factors; including software expense, which increased $50 thousand due mainly to network software enhancements and loan portfolio management and credit underwriting software, Bank franchise tax expense, which increased $21 thousand due to a higher level of capital in 2010 compared to 2009, and loan related and other real estate expenses, which increased $39 thousand.

Three Months Ended September 30, 2010

The Company recorded a net income of $310 million for the three months ended September 30, 2010 compared with net income of $155 thousand for the same period in 2009. After net accumulated dividends on preferred stock of $150 thousand in 2010, the company had net income available to common shareholders of $0.05 per share, compared with net income of $0.04 per share in 2009.

Net Income of $310 thousand for the three months ended September 30, 2010 was recorded in spite of the $259 thousand increase of provision for loan loss expense when compared to the same period in 2009. For the three months ended September 30, 2010, the provision expense totaled $441 thousand compared to $182 thousand for the same period in 2009, and increase of 142%. The significant increase in charged off loans experienced in 2010 raised the company’s annualized net charge offs to average loans ratio from .31% at December 31, 2009 to 1.42% at September 30, 2010. The loan charge off ratio is one of the components used to determine the level of loan loss reserves for pools of loans that do not have identified specific loan loss reserves. The increase in the loan charge off ratio to 1.42% at September 30, 2010 caused a significant increase in the level of loan loss reserves for loans without identified specific loan loss reserves. Impaired loans increased from $20.8 million at December 31, 2009 to $28.3 million at September 30, 2010, an increase of $7.5 million or 36%. Specific reserves on impaired loans increased $386 thousand from $538 thousand at December 31, 2009 to $924 thousand at September 30, 2010. The increase in the level of impaired loans, the increasing historical loan loss experience and other environmental factors necessitated the increase in the level of the allowance for loan losses during the third quarter of 2010 and in prior quarters.

Net interest income increased $700 thousand or 33% for the three months ended September 30, 2010 compared to the same period in 2009. This increase in net interest income is due to average earning assets increasing by $55.6 million in the third quarter of 2010 compared to 2009 and improvement in the net interest margin of 34 basis points to 3.31% for the three months ended September 30, 2010 compared to the same period in 2009. The improvement in the net interest margin is primarily due to the reduction in the cost of funds from 2.35% in 2009 to 1.76% in 2010.

Noninterest income increased in the third quarter from $195 thousand in 2009 to $235 thousand. This increase is mainly due to mortgage loan brokerage fees increasing from $37 thousand in 2009 to $72 thousand in 2010, an increase $35 thousand or 95%. Service charges on deposit accounts decreased by $10 thousand from the same period in 2009 while rental income increased by that same amount, $10 thousand.

Noninterest expense increased $326 thousand or 17% for the three months ended September 30, 2010 when compared to the same period in 2009. Salaries and employee benefits increased $156 thousand or 15% from $1.1 million in 2009 to $1.2 million in 2010. This increase is due to growth in staffing as the company has grown, increases in the cost of health insurance and a reduction in the amount of salary and benefit costs that is deferred for the origination of loans. At September 30, 2010, total loans increased $13 million from December 31, 2009 compared to an increase of $36.3 million for the same period of time in 2009. The reduction in volume of loans decreased the amount of salaries and benefits that were deferred in 2010 compared to 2009.

Occupancy and equipment expense increased $20 thousand to $338 thousand from $318 thousand for the three months ended September 30, 2010 compared to 2009 mainly due to new lease agreement for branch expansion signed in May of 2010. Data processing expense increased $26 thousand or 31% from 2009 to 2010 due to the growth in the volume of customer accounts and the cost of some new enhancements to our core system software. Advertising and marketing expense decreased $21 thousand in the second quarter of 2010 compared to 2009. Professional fees increased from $56 thousand in 2009 to $102 thousand in 2010 due to increases in legal costs associated with the collection and workout of loans, increased auditing and accounting fees and fees paid to a consultant evaluating our core banking software. FDIC insurance assessment expense increased from $104 thousand in the third quarter of 2009 to $129 thousand for the same period in 2010 due to the growth in deposits in 2010.

Financial Condition

At September 30, 2010, the Company had total assets of $353 million compared to $338 million at December 31, 2009. Total assets increased $15.5 million or 4.6% since year end 2009. At September 30, 2010, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. Net loans increased $11.6 million, or 4.7%, to $261.4 million at September 30, 2010. Federal funds sold decreased to $10.5 million from $19.9 million at December 31, 2009. Investment securities increased $5.8 million to $52.1 million.

The Company’s liabilities at September 30, 2010 totaled $321 million compared to $304 million at December 31, 2009, an increase of $16.6 million or 5.5%. Noninterest-bearing deposits decreased by $2.4 million, and interest-bearing deposits increased $23.2 million, or 9.23%, to $274.3 million.

At September 30, 2010 and December 31, 2009, the Company had stockholders’ equity of $32.7 million and $33.8 million, respectively, a decrease of $1.1 million or 3.2%. Changes to stockholders’ equity in the first nine months included a net loss of $2.1 million and a charge to retained earnings of $317 thousand for payments of preferred stock dividends, net. These decreases were offset by a $1.2 million gain in the market value of investment securities available for sale.

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

Management believes the Company has sufficient capital to fund its operations. At September 30, 2010, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had two loans past due ninety days or more and still accruing interest totaling $1.3 million, twelve nonaccrual loans totaling $4.9 million as well as $2.4 million of other real estate owned at September 30, 2010.

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

The Company uses its own loss experience for pools of loans where losses have been incurred and for pools of loans with no loss history, peer bank loss experience is used. At September 30, 2010, the Company’s own historical loss experience factors used in our evaluation reflected significant increases resulting in an increase in this component of the general reserves. This increase in the general reserves, loan charge offs of $2.8 million along with a $386 thousand increase in specific reserves for impaired loans resulted in a provision for loan losses of $441 thousand in the third quarter of 2010 compared to $182 thousand in 2009. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.58% at September 30, 2010 and 1.13% at December 31, 2009.

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

At September 30, 2010, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $106 million. At September 30, 2010, 30.9% or $82 million of the loan portfolio would mature within one year. At September 30, 2010, non-deposit sources of available funds totaled $27.2 million, which includes $10.2 million immediately available from the Federal Home Loan Bank of Atlanta (FHLB) with additional credit availability of $33.4 million provided qualifying collateral is pledged. During the first nine months of 2010, other borrowing activity included a principal pay down of $4.25 million of FHLB borrowings.

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

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$35,206	13.0%	$21,599	8.0%	$26,998	10.0%
HomeTown Bank	$32,866	12.2%	$21,605	8.0%	$27.006	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$31,828	11.8%	$10,798	4.0%	$16,197	6.0%
HomeTown Bank	$29,488	10.9%	$10,801	4.0%	$16,020	6.0%
Tier I Capital (to Average Assets)
Consolidated	$31,828	9.0%	$14,177	4.0%	$17,722	5.0%
HomeTown Bank	$29,488	8.3%	$14,177	4.0%	$17,721	5.0%

December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$37,019	14.1%	$21,004	8.0%	$26,255	10.0%
HomeTown Bank	$31,846	12.1%	$21,055	8.0%	$26,319	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$34,157	13.0%	$10,502	4.0%	$15,753	6.0%
HomeTown Bank	$28,984	11.0%	$10,540	4.0%	$15,809	6.0%
Tier I Capital (to Average Assets)
Consolidated	$34,157	10.4%	$13,100	4.0%	$16,374	5.0%
HomeTown Bank	$28,984	8.9%	$13,027	4.0%	$16,283	5.0%

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

At September 30, 2010 outstanding commitments to extend credit including letters of credit were $39.6 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning or or after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

Reports on form 8-K

On August 12, 2010, the Company announced its earnings for the quarter-ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANKSHARES CORPORATION

Date: November 15, 2010	By:

/s/ Susan K. Still
Susan K. Still
President
Chief Executive Officer

Date: November 15, 2010	By:

/s/ Charles W. Maness, Jr.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANKSHARES CORPORATION

FORM 10-Q

INDEX TO EXHIBITS

Exhibit	Description

3 (i)	Articles of Incorporation of Hometown Bank, incorporated by reference to Exhibit 3 (i) of the Current Report on Form 10-SB dated April 27, 2006 and Form S-4 filed April 10, 2009.

3 (ii)	Bylaws of Hometown Bank, incorporated by reference to Exhibit 3 (ii) of the Current Report on Form 10-SB dated April 27, 2006 and as appendix B of Form S-4 filed April 10, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006 and as Exhibit 10.1 to Form S-4 filed April 10, 2009.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006 and as Exhibit 10.3 to Form S-4 filed April 10, 2009.

10.4	HomeTown Bankshares 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.6 to Form 10QSB for the quarter ended June 30, 2006 and as Exhibit 10.2 to Form S-4 filed April 10, 2009.

10.7	Lease Agreement by and between James Paul Poulos and Rita Ann Poulos, Trustees, under that certain Trust Agreement with James Paul Poulos and Hometown Bank dated August 1, 2006, incorporated herein by reference to Exhibit 10.7 to Form 10QSB for the quarter ended September 30, 2006 and as Exhibit 10.7 to Form S-4 filed April 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.