Form 10-K
period 2010-12-31
HomeTown Bankshares Corp
filed 2011-03-31
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010. $22,148,882 based on $8.30 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,241,547 shares outstanding as of March 30, 2011.

Documents incorporated by reference. Portions of the Corporation’s 2011 Proxy Statement have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Employees

As of December 31, 2010, the Company had 80 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

The Dodd-Frank Act

The financial regulatory reform legislation “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law on July 21, 2010. The Dodd-Frank Act implements financial regulatory reform across the entire financial landscape and has far-reaching provisions including among other things:

•

Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve and to the Bank by the FDIC.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund and increase the floor of the size of the Deposit Insurance Fund.

•

Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, which must still be defined by the regulators. FHA, VA and Rural Housing Service loans are specifically exempted from the risk retention requirements.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies not just financial institutions.

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

The Dodd-Frank Act is the largest piece of financial legislation ever passed, exceeding 2,000 pages in length. Many provisions of the Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry as a whole. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

As of March 30, 2011, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 1540 Roanoke Street, Christiansburg, Virginia (the “Christiansburg Office”) and vi) a loan production and administrative office at 1655 Roanoke Street, Christiansburg, Virginia.

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

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2010 to December 31, 2010, the selling price of shares of Common Stock ranged from $8.60 to $4.50. There may, however, have been other transactions at other prices not known to the Company.

	2010		2009
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$7.00	$5.65	$6.51	$6.50
June 30	$8.60	$6.25	$7.00	$6.01
September 30	$8.25	$6.00	$7.70	$7.00
December 31	$7.50	$4.50	$8.05	$7.00

As of March 30, 2011, there were 3,241,547 shares of Common Stock outstanding, which shares are held by 1,979 shareholders of record. No dividends have been paid on the Common Stock to date.

The Company is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, the Company intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Company during its initial years of operation in order to promote the Company’s growth and ability to compete in its market area. As a result, the Company does not anticipate paying a cash dividend on its Common Stock in 2011.

Under the Company’s shareholder approved equity compensation plan, there are 467,793 shares of common stock to be issued upon exercise of outstanding options. These shares have a weighted-average exercise price of $10.09 per share. The number of shares remaining for future issuance is 57,640. Refer to Part II, Item 8, Note 11 for a detail discussion of the stock options that are outstanding.

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

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of Hometown Bankshares Corporation and subsidiary (the Company) as of and for the years ending December 31, 2010 and 2009. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

The Company initiated its banking operations through its wholly-owned subsidiary, HomeTown Bank, on November 14, 2005 with the opening of its main office at 202 S. Jefferson Street, Roanoke, Virginia. The bank has experienced consistent growth over the last five years.

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

The primary source of the Company’s revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, interest bearing bank certificates of deposit and federal funds sold. Interest bearing liabilities include deposits and borrowings.

The Company has grown aggressively over the last five years with five new offices opened in the first four years. The Company planned to expand its infrastructure rapidly to best serve its customer base and build its geographic footprint. In order to utilize the capacity of our offices generated by this growth, the Company has also aggressively grown loans and deposits and maintained a loan to deposit ratio in excess of 100% for much of this time. Loan growth was reduced in 2010 resulting in the loan to deposit ratio of 86.2 percent at December 31, 2010 compared to 92.0 percent the previous year. As a result of moderating loan growth, liquidity has increased. In addition to asset sources of liquidity, the Company has available $19 million of federal funds lines of credit and $7.4 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of total assets from the Federal Home Loan Bank provided qualifying collateral is pledged.

Overview of Operations

The Company recorded a net loss available to common share holders of $4.5 million or $1.38 per basic and diluted share for the year ended December 31, 2010 compared to net income available to common shareholders of $323 thousand, or $.10 per basic and diluted share for the year ended December 31, 2009. The loss in 2010 is due to provision for loan losses of $6.5 million compared to $725 thousand in 2009.

The provision for loan losses increased from $725 thousand in 2009 to $6.5 million in 2010 an increase of $5.7 million or 790%. At December 31, 2010, the valuation allowance related to impaired loans totaled $1.5 million compared to $538 thousand at December 31, 2009.

Net interest income continued to improve, increasing $2.7 million or 34% in 2010 to $10.7 million compared to $8.0 million in 2009. This is due to significant growth in the volume of earning assets along with a substantial drop in our cost of funds. Average earning assets increased from $268.5 million in 2009 to $330.8 million in 2010, an increase of 23.2%. In 2010, noninterest income decreased $66 thousand to $847 thousand from $913 thousand in 2009, a decrease of 7.2%. The decrease in noninterest income is due to a $160 thousand gain on sale on securities in 2009. There were no sales of securities in 2010.

The increases in net interest income and noninterest income, net of securities gains, were offset by increases in most noninterest expense categories. Salaries and employee benefits increased by $554 thousand or 14% compared to 2009. Occupancy and equipment expense increased from $1.2 million in 2009 to $1.3 million in 2010, an increase of 9%.

Summary of Financial Condition

Total assets at December 31, 2010 were $353.1 million; an increase of $15.3 million or 4.5%, from $337.8 at December 31, 2009.

Cash and cash equivalents decreased by $2.6 million to $4.5 million at December 31, 2010, a decrease of 36.5%.

Federal funds sold increased 5% to $20.9 million at December 31, 2010.

Securities available-for-sale increased $5.3 million to $51.6 million at December 31, 2010 from $46.4 million at December 31, 2009.

Loans, net of allowance for loan losses, increased from $249.8 million at December 31, 2009 to $258.9 million as of December 31, 2010, an increase of $9.1 million or 3.6%. Loans as a percentage of assets declined to 73.3% at December 31, 2010 compared to 73.9% at December 31, 2009.

Company premises and equipment, net of accumulated depreciation increased $575 thousand, or 7.0%, to $8.8 million.

Total liabilities at December 31, 2010 were $323.5 million an increase of $19.4 million, or 6.4%, from $304.0 million at December 31, 2009. Total deposits, the primary component of total liabilities, were $300.5 million at December 31, 2010, an increase of $28.8 million or 10.6%, from $271.6 million as of December 31, 2009. This increase in deposits is attributed to the Company’s continuing marketing initiatives implemented during the year, as well as our continued sucessful entry into the New River Valley market.

Total stockholders’ equity amounted to $29.7 million at December 31, 2010 compared to $33.8 million at December 31, 2009, a decrease of $4.1 million or 12.2%. Stockholders’ equity has been reduced by other comprehensive loss and the 2010 net loss. The Company had a net loss before dividends accumulated on preferred stock of $3.9 million for the year ended December 31, 2010.

Management believes the Company has sufficient capital to fund its operations until the Company begins to generate profits on a consistent basis, but there can be no assurance that this will be the case.

At December 31, 2010, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company expects to continue to moderate loan growth in 2011 which will have a positive affect on liquidity.

Non-performing Assets

Following is a breakdown of our nonperforming loans by assets type:

(Dollars in thousands)	2010	2009	2008	2007	2006
Real Estate:
Construction and land development	$2,390	$2,386	$2,259	$—	$—
Residential 1-4 families	875	806	771	207
Commercial real estate	—	1,204	—	—	—
Commercial loans	419	44	—	—	—
Loans to individuals	—	38	—	—	—

Total Nonperforming Loans	$3,684	$4,478	$3,030	$207	$—
Other real estate owned	2,976	707	251	—	—

Total nonperforming assets	$6,660	$5,185	$3,281	$207	$—

Non-performing assets consist of loans past-due ninety days or more, non-accrual loans and repossessed and foreclosed assets. The Company had $6.7 million in non-performing assets at December 31, 2010. Loans classified as impaired totaled $26.8 million at December 31, 2010 and the Company established a valuation allowance of $1.5 million for these impaired loans. Impaired loans at December 31, 2009 were $20.8 million and the Company established a valuation allowance of $538 thousand for these impaired loans.

The increase in the level of impaired loans was due to weakening financial performance of selected borrowers and is not concentrated in any single industry. Of the $26.8 million in impaired loans at December 31, 2010, $7.9 million are for land acquisition, development and commercial construction, $9.3 million represents owner occupied commercial real estate loans and $7.2 million are for residential real estate secured loans, primarily rental of single family and multi-family housing units.

At December 31, 2009, $8.9 million of impaired loans were for land acquisition, development and commercial construction, $6.7 million represents owner occupied commercial real estate loans and $4.6 million are for residential real estate secured loans, primarily rental of single family and multi-family housing units

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

The allowance for loan losses increased from $2.9 million at December 31, 2009 to $5.2 million at December 31, 2010. This increase was due to increases in both specific and general reserves, dictated by increased impaired loans, increased charged off loans and deterioration in qualitative factors.

Net Interest Income and Net Interest Margin

Net interest income, the primary source of the Company’s earnings, is the excess of interest income, derived from earning assets classified as loans, securities, certificates of deposit and federal funds sold, over and above interest expense, which are amounts due from the Company’s interest bearing liabilities including customer deposits, time certificates, federal funds purchased and FHLB advances. The amount of net interest income is primarily dependent upon the volume and mix of these earning assets and interest bearing liabilities. Interest rate changes can also impact the amount of net interest income, but usually to a lesser extent. Management develops pricing and marketing strategies to maximize net interest income while maintaining related assets and liabilities accounts within guideline policies as established by the Company’s Board of Directors. Sources of non-interest income include service charges on deposit accounts, mortgage brokerage fees and other miscellaneous income.

The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that the Company earned on its earning assets. Net interest margin is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities.

Net interest income, increased 34.3% to $10.7 million in 2010, from $8.0 million in 2009. The increase was due primarily to the decrease in the Company’s funding costs as higher priced deposits re-priced to lower rates in 2010. The loan portfolio maintained strong ratios as a percentage of assets and deposits of 73.3% and 86.2%, respectively, at December 31, 2010, as compared to 73.9% and 92%, respectively, at December 31, 2009. The net interest margin increased significantly to 3.25% for 2010 from 2.98% for 2009. The average rate on earning assets decreased 28 basis points from 5.17% for 2009 to 4.89% for 2010. In comparison, the average rate on interest-bearing liabilities decreased 60 basis points from 2.44% in 2009 to 1.84% in 2010.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2010, 2009 and 2008, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances. We have no tax exempt assets for the periods presented.

Average Balances, Interest Income and Expense, Yields and Rates

	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$16,607	$45	0.27%	$10,215	$23	0.23%	$1,324	$22	1.66%
Deposits in banks	433	—	0.00%	128	—	0.00%	16	—	0.00%
Securities, taxable	48,060	1,720	3.55%	19,144	833	4.35%	7,876	359	4.56%
Restricted equity securities	2,660	59	2.20%	2,023	43	2.13%	1,657	76	4.59%
Loans	263,011	14,362	5.46%	236,956	12,986	5.48%	166,833	10,329	6.19%

Total earnings assets	330,771	16,186	4.89%	268,466	13,885	5.17%	177,707	10,786	6.07%
Less: Allowance for loan losses	(3,891)			(2,532)			(1,783)
Total non-earning assets	22,824			19,852			11,556

Total Assets	$349,704			$285,786			$187,480

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$37,575	$406	1.08%	$32,496	$406	1.25%	$31,647	$826	2.61%
Money market savings	54,133	747	1.38%	23,234	316	1.36%	17,970	475	2.64%
Regular savings	9,222	156	1.69%	2,591	41	1.58%	382	4	0.96%
Time Deposits	167,037	3,568	2.14%	163,191	4,518	2.77%	84,556	3,589	4.24%
Short term borrowings	428	4	0.93%	806	8	0.87%	2,012	58	2.86%
FHLB borrowings	27,292	557	2.01%	19,146	595	3.10%	16,481	596	3.62%

Total interest bearing liabilities	295,687	5,438	1.84%	241,464	5,884	2.44%	153,049	5,548	3.62%
Non-interest bearing liabilities:
Demand deposits	21,304			14,157			9,910
Other liabilities	1,485			1,842			1,598
Total liabilities	318,476			257,463			164,557

Stockholders’ equity	31,228			28,323			22,923

Total Liabilities and Stockholders’ Equity	$349,704			$285,786			$187,480

Net interest income		$10,748			$8,001			$5,238

Interest rate spread			3.05%			2.73%			2.45%

Interest expense to average earning assets			1.64%			2.19%			3.12%

Net interest margin			3.25%			2.98%			2.95%

Rate and Volume Analysis

	2010 Compared to 2009			2009 Compared to 2008
(Dollars in thousands)	Increase (Decrease)	Change Due To:		Increase (Decrease)	Change Due To:
		Rate	Volume		Rate	Volume
Interest income:
Federal funds sold	$22	$5$	17	$1	$(33)	$34
Deposits in banks		—	—	—	—	—
Securities, taxable	887	(173)	1,060	474	(17)	(491)
Restricted equity securities	16	(1)	17	(33)	(47)	14
Loans	1,376	(90)	1,466	2,657	(1,292)	3,949

Total interest income	2,301	(259)	2,560	3,099	(1,389)	4,488

Interest expense:
Interest bearing liabilities:
Checking	0	(59)	59	(420)	(442)	22
Money market savings	431	5	426	(159)	(272)	113
Regular savings	115	3	112	37	4	33
Time Deposits	(950)	(664)	(286)	929	(1,559)	2,488
Short term borrowings	(4)	(4)	0	(50)	(27)	(23)
FHLB borrowings	(38)	(243)	205	(1)	(91)	90

Total interest bearing liabilities	(446)	(962)	516	336	(2,387)	2,723

Net interest income	$2,747	$703	$2,044	$2,763	$(998)	$1,765

Noninterest Income

Noninterest income includes service charges on deposit accounts, brokerage fees on non-portfolio mortgage loans, gains on securities sales, and rental income from tenants leasing offices at the Colonial Avenue at 419 location. Noninterest income decreased to $847 thousand in 2010 from $913 thousand in 2009 primarily due to the gain on sales of securities in 2009, there were no securities sales in 2010. Due to the low mortgage loan interest rates in 2010, a high volume of homeowners refinanced their mortgages resulting in a significant increase in our mortgage loan brokerage fee income in 2010 compared to 2009.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$294	$315
Mortgage loan brokerage fees	175	122
Rental Income	134	106
Gain on sale of investment securities	—	160
Other Income	244	210

Total non-interest income	$847	$913

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, advertising and marketing, FDIC insurance, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.

Total noninterest expense increased $1.3 million, from $7.7 million in 2009 to $9.0 million in 2010. Salaries and employee benefits expense increased $554 thousand due to additional staff as well as normal salary increases. Occupancy and equipment expense increased from $1.2 million in 2009 to $1.3 million in 2010. The increase in professional fees of $234 thousand in 2010 was primarily due to legal fees and other costs associated with the collection of loans and foreclosure of collateral. The increased level of other real estate owned contributed to the increase in occupancy and equipment expense in 2010. Data processing expense increased $81 thousand for 2010 compared to 2009. FDIC insurance expense increased $115 thousand in 2010 due to an increase in our assessment rate. The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2010	2009
Salaries and employee benefits	$4,549	$3,995
Occupancy and equipment expense	1,286	1,185
Advertising and marketing expense	376	303
Professional fees	494	260
Data processing expense	445	364
Bank franchise taxes	203	190
FDIC insurance expense	657	542
Gain on sale of other real estate	(77)	—
Other expense	1,082	854

Total non-interest expense	$9,015	$7,693

Salaries and employee benefits expense includes non-cash expense for stock based compensation of $50 thousand and $54 thousand in 2010 and 2009, respectively. See footnote 11 to the financial statements for additional information.

Income Tax Expense

The Company did not record in its current provision for income tax expense for 2010 or 2009 any income tax benefits due to the operational losses incurred in prior years. The tax benefit of these operational losses may be reflected as a reduction of current tax provisions in future time periods if and when the Company achieves operational profitability.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

(Dollars In Thousands)	2010	2009	2008	2007	2006
Loans secured by real estate:
Construction and land development	$36,589	$46,157	$43,645	$22,460	$5,098
Secured by 1-4 family residential	68,224	53,662	39,448	23,681	14,100
Nonfarm, non 1-4 family residential	119,081	112,174	92,619	65,041	25,369
Loans to farmers	338	370	223	119	124
Commercial loans	34,980	34,849	26,435	19,381	13,496
Loans to individuals	4,894	5,457	8,883	3,121	2,249

Total Loans	$264,106	$252,669	$211,253	$133,803	$60,436

Maturities of Loans at December 31, 2010 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$6,839	11,506	18,345
One to five years	10,087	4,977	15,064
After five years	2,339	841	3,180

Total	$19,265	$17,324	$36,589

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$2,579	15,185	17,764
One to five years	10,091	4,697	14,788
After five years	2,372	56	2,428

Total	$15,042	$19,938	$34,980

Provision and Allowance For Loan Losses

The provision for loan losses increased from $725 thousand in 2009 to $6.5 million in 2010 due primarily to charged offs loans in 2010. In 2010, charged off loans totaled $4.2 million compared $734 thousand in 2009.

The allowance for loan losses represented 1.98% and 1.13% of total outstanding loans at December 31, 2010 and 2009, respectively. The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and other factors. At December 31, 2010, the valuation allowance related to impaired loans totaled $1.5 million compared to $538 thousand at December 31, 2009. an increase of $984 thousand in specific reserves. The increase in the allowance for loan losses was primarily due the level of charge offs in 2010. In addition to provisioning for the actual charge offs, the charge off ratio increased from .31% in 2009 to 1.58% in 2010. The charge off ratio is a significant factor in calculating the level of general reserves and this substantial of an increase in the ratio along with an increase in qualitative factors caused a significant increase in this portion of the general reserve.

Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans classified as impaired totaled $26.8 million at December 31, 2010 and the Company established a valuation allowance of $1.5 million for these impaired loans compared to loans classified as impaired at December 31, 2009 of $20.8 million with a valuation allowance of $538,000.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2010	2009	2008	2007	2006
Balance, beginning	$2,862	$2,862	$1,471	$664	$16
Provision charged to operating expense	6,453	725	1,648	857	648
Recoveries of amounts charged off	77	9	—	—	—
Loans charged off	(4,164)	(734)	(257)	(50)	—

Balance, ending	$5,228	$2,862	$2,862	$1,471	$664

Ratio of net charge-offs to average loans	1.58%	0.31%	0.15%	0.06%

The following table presents the allocation of the Allowance for Loan Losses for the periods indicated.

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Loans secured by real estate:
Construction and land development	$1,923	13.85%	$780	18.27%	$1,395	20.66%	$247	16.79%	$56	8.44%
Secured by 1-4 family residential	927	25.83%	677	21.24%	398	18.67%	260	17.70%	155	23.33%
Nonfarm, non 1-4 family residential	1,674	45.10%	1,032	44.39%	749	43.85%	716	48.61%	279	41.98%
Loans to farmers	6	0.13%	3	0.15%	2	0.11%	1	0.09%	1	21.00%
Commercial loans	627	13.24%	320	13.79%	251	12.51%	213	14.48%	148	22.33%
Loans to individuals	71	1.85%	50	2.16%	67	4.20%	34	2.33%	25	3.72%

Total Loans	$5,228	100.00%	$2,862	100.00%	$2,862	100.00%	$1,471	100.00%	$664	100.00%

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

As of December 31, 2010, the Company had $3,684,000 in non-performing loans, comprised entirely of non-accrual loans, compared to non-performing loans of $4,478,000 comprised of $3,925,000 in non-accrual loans and $553,000 in loans past due 90 days and still accruing interest at December 31, 2009.

Investment Portfolio

At December 31, 2010, 2009 and 2008 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2010 and 2009 appear in Item 8, Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2008.

	December 31, 2008
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$8,925	$563	$—	$9,488

	$8,925	$563	$—	$9,488

Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	1,000	1,012	3.00%
Maturing after 5 years	22,632	22,333	3.67%
Mortgage backed securities
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	—	—	—
Maturing after 5 years	26,343	26,320	2.79%
Taxable municipal securities
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	—	—	—
Maturing after 5 years	2,040	1,938	4.69%

Total Maturities	$52,015	$51,603	3.25%

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

Total deposits increased by 10.6% from $271.6 million at December 31, 2009 to $300.5 million at December 31, 2010. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid

	Average Deposits and Rates Paid December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$21,304		$14,157		$9,910
Interest bearing accounts:
Checking	37,575	1.08%	32,496	1.25%	31,647	2.61%
Money market savings	54,133	1.38%	23,234	1.36%	17,970	2.64%
Regular savings	9,222	1.69%	2,591	1.58%	382	0.96%
Time Deposits	167,037	2.14%	163,191	2.77%	84,556	4.24%

Total Interest Bearing	267,967	1.82%	221,512	2.38%	134,555	2.86%

Total	$289,271		$235,669		$144,466

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2010	$13,355	$18,241	$21,638	$21,324	$74,558	24.81%

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2010	2009	2008
Return on average assets	-1.11%	0.17%	-1.16%
Return on average equity	-12.40%	1.75%	-9.49%
Average equity to average assets	8.93%	9.91%	12.23%
Dividend payout	—%	—%	—%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $60.1 million at December 31, 2010 compared to $61.1 million at December 31, 2009.

Lines of credit available to meet liquidity needs include: $19 million of federal funds lines of credit and $7.4 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of our total assets from the Federal Home Loan Bank subject to providing qualifying collateral.

At December 31, 2010, the Company had commitments to originate $14.2 million of loans. Certificates of deposit scheduled to mature in the 12 month period ending December 31, 2011 total $109.5 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

Table 10 “Interest Sensitivity” indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in an liability sensitive position at December 31, 2010 of $127.8 million for a cumulative gap ratio of -38.10%, which benefits us in a falling rate environment but hurts us in a rising rate environment. An asset interest sensitivity gap results when interest-sensitive assets exceed interest-sensitive liabilities for a specific repricing “horizon”. The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets, as was the case at December 31, 2010, with respect to the one year time horizon. For a company with a negative gap, such as us, falling interest rates would be expected to have a positive effect on net interest income and rising rates would be expected to have the opposite effect. The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or their contractual repricing date. Time deposits are reflected in the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual repricing interval. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, we are under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity date.

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$1,447	$8,545	$20,629	$23,561	$54,182
Interest-Bearing Balances	1,481	—	—	—	1,481
Loans	24,745	56,847	141,144	36,142	258,878
Federal funds sold	20,876	—	—	—	20,876

Total	$48,549	$65,392	$161,773	$59,703	$335,417
Cumulative totals	$48,549	$113,941	$275,714	$335,417

Interest Bearing Liabilities
Interest checking	$47,606	$—	$—	$—	$47,606
Savings	11,442	—	—	—	11,442
Money Market	70,587	—	—	—	70,587
Time Deposits	18,889	90,596	43,962	—	153,447
Short term borrowings	281	—	—	—	281
FHLB Borrowings	2,350	—	15,000	4,000	21,350

Total	151,155	90,596	58,962	4,000	304,713
Cumulative totals	151,155	241,751	300,713	304,713	—

Interest sensitivity gap	(102,606)	(25,204)	102,811	55,703	30,704
Cumulative interest sensitivity gap	(102,606)	(127,810)	(24,999)	30,704	—

Cumulative interest sensitivity gap to total interest earning assets	-30.59%	-38.10%	-7.45%	9.15%

Capital Resources

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

Stockholders’ equity decreased $4.1 million during 2010 due primarily to the net loss for the year of $3.9 million.

Risk Based Capital Analysis

Capital Analysis

	December 31,
(Dollars in thousands)	2010	2009
Tier 1 Capital:
Preferred Stock, net	$10,087	$10,019
Common Stock	16,167	14,697
Surplus	15,436	16,856
Retained Deficit	(11,622)	(7,414)

Total Tier 1 Capital	$30,068	$34,158
Tier 2 Capital:
Allowance for Loan Losses (allowable portion)	3,357	2,862
Total Risk Based Capital	$33,425	$37,020

Capital Ratios:
Tier I Risk Based Capital Ratio	11.3%	13.0%
Total Risk Based Capital Ratio	12.5%	14.1%
Leverage ratio (Tier I capital to average assets)	8.4%	10.4%

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

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations, Years Ended December 31, 2010 and December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2010 and December 31, 2009

Consolidated Statements of Cash Flows, Years Ended December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Data	December 31, 2010	December 31, 2009

Assets
Cash and due from banks	$4,479	$7,051
Federal funds sold	20,876	19,908
Securities available for sale, at fair value	51,603	46,353
Restricted equity securities	2,579	2,547
Loans, net of allowance for loan losses of $5,228 in 2010 and $2,862 in 2009	258,878	249,807
Property and equipment, net	8,772	8,197
Other real estate owned	2,976	707
Accrued income	1,222	1,099
Prepaid FDIC insurance	984	1,606
Other assets	735	533

Total assets	$353,104	$337,808

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$17,411	$20,525
Interest-bearing	283,082	251,124

Total deposits	300,493	271,649
Short term borrowings	281	714
Federal Home Loan Bank borrowings	21,350	30,200
Accrued interest payable	766	1,068
Other liabilities	558	397

Total liabilities	323,448	304,028

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at December 31, 2010 and 2009	10,374	10,374
Discount on preferred stock	(287)	(355)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,241,547 in 2010 and 2,939,400 in 2009 (includes 8,207 restricted shares in 2010)	16,167	14,697
Surplus	15,436	16,856
Retained deficit	(11,622)	(7,414)
Accumulated other comprehensive loss	(412)	(378)

Total stockholders’ equity	29,656	33,780

Total liabilities and stockholders’ equity	$353,104	$337,808

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands, Except Share and Per Share Data	2010	2009

Interest income:
Loans and fees on loans	$14,362	$12,986
Taxable investment securities	1,720	833
Federal funds sold	39	23
Dividends on restricted stock	59	43
Other interest income	6	—

Total interest income	16,186	13,885

Interest expense:
Deposits	4,877	5,281
Other borrowed funds	561	603

Total interest expense	5,438	5,884

Net interest income	10,748	8,001

Provision for loan losses	6,453	725

Net interest income after provision for loan losses	4,295	7,276

Noninterest income:
Service charges on deposit accounts	294	315
Mortgage loan brokerage fees	175	122
Rental income	134	106
Gain on sale of investment securities	—	160
Other income	244	210

Total noninterest income	847	913

Noninterest expense:
Salaries and employee benefits	4,549	3,995
Occupancy and equipment expense	1,286	1,185
Advertising and marketing expense	376	303
Professional fees	494	260
Data processing expense	445	364
Bank franchise taxes	203	190
FDIC insurance expense	657	542
Gain on sale of other real estate	(77)	—
Other expense	1,082	854

Total noninterest expense	9,015	7,693

Net (loss) income before income taxes	(3,873)	496
Income tax expense	—	—

Net (loss) income	$(3,873)	$496
Dividends accumulated on preferred stock	534	153
Accretion of discount on preferred stock	68	20

Net (loss) income available to common shareholders	$(4,475)	$323

(Loss) earnings per share, basic and diluted	$(1.38)	$.10

Weighted average shares outstanding, basic and diluted	3,240,220	3,233,340

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In Thousands, Except Share Data	Preferred Stock	Common Stock	Surplus	Retained Deficit	Discount on Preferred Stock	Accum. Other Comp. Income (Loss)	Total
Balance, December 31, 2008	$—	$14,697	$17,044	$(7,806)	$—	$563	$24,498

Preferred Stock issuance at $1,000 par	10,374				(374)		10,000
Issuance cost on preferred stock			(242)				(242)
Preferred stock dividend paid				(85)			(85)
Accretion of discount on preferred stock				(19)	19		—
Net income				496			496
Net change in unrealized gain (loss) on investment securities available for sale						(781)	(781)
Reclassification adjustment for gains realized on sale of securities available for sale						(160)	(160)

Total comprehensive loss							(445)

Stock based compensation			54				54

Balance, December 31, 2009	$10,374	$14,697	$16,856	$(7,414)	$(355)	$(378)	$33,780

Stock split		1,470	(1,470)				—
Preferred stock dividend paid				(267)			(267)
Accretion of discount on preferred stock				(68)	68		—
Net loss				(3,873)			(3,873)
Net change in unrealized gain (loss) on investment securities available for sale						(34)	(34)

Total comprehensive loss							(3,907)

Stock based compensation			50				50

Balance, December 31, 2010	$10,374	$16,167	$15,436	$(11,622)	$(287)	$(412)	$29,656

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,873)	$496
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	609	595
Provision for loan losses	6,453	725
Amortization of premium on securities, net	329	36
Gain on sale of other real estate	(77)	—
Gain on sale of investment securities	—	(160)
Stock compensation expense	50	54
Changes in assets and liabilities:
Accrued income	(123)	(334)
Other assets	421	(1,479)
Accrued interest payable	(302)	214
Other liabilities	161	(377)

Net cash flows provided by (used in) operating activities	3,648	(230)

Cash flows from investing activities:
Net increase in federal funds sold	(968)	(19,388)
Purchases of investment securities	(32,774)	(46,488)
Sales/maturities of available for sale securities	27,160	8,806
Purchase of restricted equity securities, net	(32)	(780)
Net increase in loans	(18,089)	(43,096)
Proceeds from sale of other real estate	373	499
Purchases of property and equipment	(1,184)	(185)

Net cash flows used in investing activities	(25,514)	(100,632)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(3,114)	7,818
Net increase in interest-bearing deposits	31,958	75,420
Net decrease in short-term borrowings	(433)	(184)
Net (decrease) increase in long-term FHLB borrowings	(8,850)	12,000
Preferred stock dividend payment	(267)	(85)
Issuance of preferred stock, net of issuance costs	—	9,758

Net cash flows provided by financing activities	19,294	104,727

Net (decrease) increase in cash and cash equivalents	(2,572)	3,865
Cash and cash equivalents, beginning	7,051	3,186

Cash and cash equivalents, ending	$4,479	$7,051

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,740	$5,670

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized loss on securities available for sale	$(34)	$(941)

Transfer from loans to other real estate	$2,565	$955

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, the valuation of deferred tax assets and fair value measurements. Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate (as applicable) is susceptible to changes in local market conditions.

Stock Split

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

Note 1. Organization and Summary of Significant Accounting Policies, continued

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is more-likely-than-not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans for all classes is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest for the current year is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms. The loan portfolio is comprised of the following classes.

•

Residential real estate construction loans carry risks that the home will not be finished according to schedule, will not be finished according to the budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Land acquisition and development loans and commercial construction loans carry risks that the project will not be finished according to schedule, will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Land acquisition and development loans and commercial construction loans also bear the risk that the developer in the case of land acquisition and development loans or the general contractor in the case of commercial construction loans, may be unable to finish the development or construction project as planned because of financial pressure unrelated to the project.

Note 1. Organization and Summary of Significant Accounting Policies, continued

•	Residential real estate loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•

Commercial, industrial and agricultural loans carry risks associated with the successful operation of a business. In addition, there is risk associated with the value of the collateral, it may depreciate over time and cannot be appraised with as much precision.

•	Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

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

TDRs (Temporary Debt Restructurings) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on a record of making payments as scheduled for a period of six consecutive months. As of December 31, 2010, the Company had $1.9 million of loans classified as TDRs.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Consumer loans are charged off when they become 120 days past due. Non-consumer loans are charged off when the loan becomes 180 days past due unless the loan is well secured and in the process of collection. Borrowers that are in bankruptcy are charged off unless the debt has been reaffirmed and is well secured and recovery is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Note 1. Organization and Summary of Significant Accounting Policies, continued

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate. The general component covers non-classified, or performing, loans and those loans classified as doubtful, substandard or special mention that are not impaired. The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales. The characteristics of the loan ratings are as follows:

•

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. The Company’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Company’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Company. There is a distinct possibility that the Company will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Company will be unable to collect all amounts due.

•	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a non-accrual classification.

•

Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

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

Note 1. Organization and Summary of Significant Accounting Policies, continued

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

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. There were no valuation allowances for properties at December 31, 2010 and 2009.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the transferee to return specific assets.

Advertising Expense

The Bank expenses advertising costs as they are incurred. For the years ended December 31, 2010 and 2009, advertising expense was $376 thousand and $244 thousand, respectively.

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

Note 1. Organization and Summary of Significant Accounting Policies, continued

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

Stock-Based Compensation Plan

The 2005 Stock Option Plan was approved by shareholders on April 20, 2006, which authorized 550,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the Company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a vesting schedule.

Note 1. Organization and Summary of Significant Accounting Policies, continued

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated) financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Note 1. Organization and Summary of Significant Accounting Policies, continued

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars In Thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$23,632	$210	$(497)	$23,345
Mortgage-backed securities	26,343	52	(75)	26,320
Municipal securities	2,040	—	(102)	1,938

	$52,015	$262	$(674)	$51,603

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars In Thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$21,444	$71	$(203)	$21,312
Mortgage-backed securities	25,287	—	(246)	25,041

	$46,731	$71	$(449)	$46,353

At December 31, 2010, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

U.S. Government and federal agency securities. The unrealized losses on fifteen of the Company’s investments in obligations of the U.S. government were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Mortgage-backed securities. The unrealized losses in nine of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Municipal securities. The unrealized losses on the Company’s seven investments in obligations of municipal securities were caused by interest rate increases. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Note 2. Investment Securities, continued

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2010 and 2009.

	December 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U. S. Government agency securities	$14,833	$(497)	$—	$—	$14,833	$(497)
Mortgage-backed securities	16,086	(75)	—	—	16,086	(75)
Municipal securities	1,686	(102)	—	—	1,686	(102)

	$32,605	$(674)	$—	$—	$32,605	$(674)

	December 31, 2009
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U. S. Government agency securities	$18,277	$(203)	$—	$—	$18,277	$(203)
Mortgage-backed securities	25,041	(246)	—	—	25,041	(246)

	$43,318	$(449)	$—	$—	$43,318	$(449)

The amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized	Estimated Fair
	Cost	Value
Less than one year	$—	$—
Over one through five years	1,000	1,012
Over five through ten years	15,872	15,846
Greater than 10 years	35,143	34,745

	$52,015	$51,603

Proceeds from the maturities and the calls of securities available for sale in 2010 and 2009 were $27.2 million and $8.8 million, respectively. The Company had no sales of securities in 2010, but realized $160 thousand in gains on sales of its available for sale securities for the period ended December 31, 2009. Total pledged securities had a fair market value of $15.7 million at December 31, 2010. Securities having a fair market value of $6.4 million were pledged to secure public deposits, while securities pledged to secure Federal Home Loan Bank borrowings totaled $7.8 million. $1.5 million in securities were pledged for other purposes at December 31, 2010.

The primary purpose of the investment portfolio is to generate income, diversify earning assets, and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and

Note 2. Investment Securities, continued

credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business or entity behind the instrument. The primary cause of unrealized losses is the decline in the prices of the bonds as interest rates have risen.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2010 and 2009 were as follows:

	December 31,
(Dollars In Thousands)	2010	2009
Construction:
Residential	$7,608	$7,664
Land acquisition, development & commercial	28,981	38,493
Real Estate:
Residential	55,381	45,456
Commercial	109,674	102,401
Commercial, industrial & agricultural	39,204	38,845
Equity lines	20,121	16,023
Consumer	3,137	3,787

	$264,106	$252,669

Less allowance for loan losses	(5,228)	(2,862)

Loans, net	$258,878	$249,807

The past due and non accrual status of loans as of December 31, 2010 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$224	$224	$7,384	$7,608	$224
Land acquisition, development & commercial	960	429	2,166	3,555	25,426	28,981	2,166
Real Estate:					—
Residential	261	5,016	875	6,152	49,229	55,381	875

Commercial	—	—	—	—	109,674	109,674
Commercial, industrial & agricultural	—	—	419	419	38,785	39,204	419
Equity lines	202	132	—	334	19,787	20,121	—
Consumer	2	—	—	2	3,135	3,137	—

Total	$1,425	$5,577	$3,684	$10,686	$253,420	$264,106	$3,684

There were no loans past due ninety days or more and still accruing interest at December 31. 2010, at December 31, 2009 $553 thousand of loans were past due ninety or more days and still accruing interest.

Note 3. Loans Receivable, continued

Impaired loans, which include TDRs of $1.9 million and the related allowance at December 31, 2010 were as follows:

(Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$2,007	$2,007	$—	$1,250	$36
Land acquisition, development & commercial	7,893	9,229	1,065	7,349	239
Real Estate:
Residential	7,210	7,210	175	6,903	192

Commercial	9,302	9,302	282	6,322	273

Commercial, industrial & agricultural	428	428	—	960	17
Equity lines	—	—	—	49	—
Consumer	—	—	—	—	—

Total	$26,840	$28,176	$1,522	$22,833	$757

The balance of impaired loans was $20.8 million at December 31, 2009, for which there were specific valuation allowances of $538 thousand. The average balance of impaired loans for 2009 was $7.1 million.

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	December 31,
(Dollars In Thousands)	2010	2009

Balance at the beginning of the year	$2,862	$2,862
Provision charged to operations	6,453	725
Recoveries of loans charged off	77	9
Loans charged off	(4,164)	(734)

Balance at the end of the year	$5,228	$2,862

Note 4. Allowance for Loan Losses, continued

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Total
Ending balance	$121	$1,802	$785	$1,556	$702	$222	$40	$5,228

Ending balance: Individually evaluated for impairment	$—	$1,065	$175	$282	$—	$—	$—	$1,522

Ending balance: Collectively evaluated for impairment	$121	$737	$610	$1,274	$702	$222	$40	$3,706

Loans:
Ending balance	$7,608	$28,981	$55,381	$109,674	$39,204	$20,121	$3,137	$264,106

Ending balance: Individually evaluated for impairment	$2,007	$7,893	$7,210	$9,302	$428	$—	$—	$26,840

Ending balance: Collectively evaluated for impairment	$5,601	$21,088	$48,171	$100,372	$38,776	$20,121	$3,137	$237,266

Note 4. Allowance for Loan Losses, continued

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
Construction:
Residential	$5,250	$350	$1,784	$224	$7,608
Land acquisition, development & commercial	18,564	2,524	5,727	2,166	28,981
Real Estate:

Residential	47,782	223	6,501	875	55,381

Commercial	94,965	5,152	9,557		109,674

Commercial, industrial & agricultural	37,239	35	1,511	419	39,204
Equity lines	20,121	—	—	—	20,121
Consumer	3,059	—	78	—	3,137

Total	$226,980	$8,284	$25,158	$3,684	$264,106

At December 31, 2010, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Property and Equipment

The major components of property and equipment at December 31, 2010 and 2009 were as follows:

(Dollars In Thousands)	2010	2009
Land	$2,749	$1,817
Buildings and improvements	3,694	3,688
Leasehold improvements	2,377	2,374
Furniture and equipment	1,901	1,737
Software	311	297
Construction in process	60	—

Property and equipment, total	11,092	9,913
Less accumulated depreciation and amortization	2,320	1,716

Property and equipment, net	$8,772	$8,197

Depreciation and amortization expense was $609 thousand and $595 thousand for the years ended December 31, 2010 and 2009, respectively.

Leases

The Company currently leases its main office under a non-cancelable lease agreement. The lease expires December 15, 2015 and provides an option to extend the lease for two additional five-year periods. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. Minimum annual payments until expiration at December 15, 2015 are $161,040. The Bank currently leases a branch location under a non-cancelable lease agreement. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The lease expires on July 31, 2016 and provides an option to extend the lease for two additional five-year periods. Minimum annual payments until expiration at July 31, 2016 are $98,688. The Company currently leases another branch location along with additional office space under non-cancelable lease agreements. Terms of the agreements provide for a rental increase of ten percent upon renewal of

Note 5. Property and Equipment, continued

the leases. The leases expire on April 30, 2013 and provide an option to extend the leases for one additional five-year period. Minimum annual payments until expiration at April 30, 2013 are $19,584. At June 1, 2010, the Company entered into another lease agreement in expectation of opening a branch in Salem, VA. Under the terms of the non-cancelable lease, minimum annual payments until expiration at June 1, 2011 are $101,250. At each anniversary date, the lease payments will be subject to an adjustment based on the Consumer Price Index for All Urban Consumers. The Company also has an option to extend the lease for four additional five-year periods.

Rent expense for the year ended December 31, 2010 and 2009 was $330 thousand and $292 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits in denominations of one hundred thousand dollars or more at December 31, 2010 and 2009 was $74.6 million and $117.6 million, respectively. At December 31, 2010, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)	2010
2011	$109,458
2012	33,440
2013	7,232
2014	1,711
2015	1,579

Total	$153,420

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2010 and 2009, brokered deposits totaled $37.8 million and $47.0 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets.

Note 7. Short Term Borrowings

Short term borrowings consist of the following at December 31, 2010 and 2009:

(Dollars In Thousands)	2010	2009
Securities sold under agreements to repurchase	$281	$714

Weighted average interest rate	0.89%	0.91%

Short term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. At December 31, 2010, the Bank had established $19 million in federal funds lines of credit with no balance outstanding.

Note 8. Federal Home Loan Bank Borrowings

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $21.4 million and $30.2 million as of December 31, 2010 and 2009, respectively. The long-term debt at December 31, 2010 is comprised of one convertible advance in the amount of $3.0 million, one convertible advance in the amount of $4.0 million, one fixed rate advance in the amount of $2.4 million, one fixed rate advance in the amount of $12 million. The Federal Home Loan Bank of Atlanta has the option to convert the convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the advance will be converted into a 3-month London Interbank Offered Rate (LIBOR) based adjustable rate credit.

Note 8. Federal Home Loan Bank Borrowings, continued

At December 31, 2010 and 2009, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2010	2009

May 18, 2007	May 18, 2012	February 18, 2011	4.49%	$3,000	$3,000
September 7, 2007	September 7, 2017	March 7, 2011	3.69%	4,000	4,000
May 17, 2009	May 17, 2011		0.47%	2,350	11,200
October 19, 2009	October 19, 2012		1.97%	12,000	12,000

				$21,350	$30,200

The Company had collateral pledged on these borrowings at December 31, 2010 including real estate loans totaling $43.8 million, investment securities totaling $7.8 million, and Federal Home Loan Bank stock with a book value of $1.7 million.

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

Note 9. Fair Value Measurements, continued

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

The following tables presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Carrying value at December 31, 2010
(Dollars In Thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$23,345		$23,345
Mortgaged-backed securities	26,320		26,320
Municipal securities	1,938		1,938
Derivative assets	301		301
Liabilities:
Derivative liabilities	$301		$301

		Carrying value at December 31, 2009
(Dollars In Thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$21,312		$22,345
Mortgaged-backed securities	25,041		26,320
Derivative assets	274		274
Liabilities:
Derivative liabilities	$274		$274

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Note 9. Fair Value Measurements, continued

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2010
(Dollars In Thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$4,951		$211	$4,740
Other real estate owned	$2,976		$2,976

		Carrying value at December 31, 2009
(Dollars In Thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$4,144		$1,391	$2,753
Other real estate owned	$707		$707

Note 9. Fair Value Measurements, continued

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At December 31, 2010 and 2009, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At December 31, 2010 and 2009, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2010 and 2009, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Bank’s financial instruments are as follows at December 31, 2010 and 2009.

	2010		2009
	Carrying	Approximate	Carrying	Approximate
(Dollars in Thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets
Cash and due from banks	$4,479	$4,479	$7,051	$7,051
Federal funds sold	20,876	20,876	19,908	19,908
Securities available-for-sale	51,603	51,603	46,353	46,353
Loans, net	258,878	256,127	249,807	249,398
Accrued income	1,222	1,222	1,099	1,099
Derivative assets	301	301	274	274
Financial liabilities
Total deposits	300,493	301,233	271,649	272,056
Short term borrowings	281	281	714	714
FHLB borrowings	21,350	22,246	30,200	31,375
Accrued interest payable	766	766	1,068	1,068
Derivative liabilities	301	301	274	274

Note 10. (Loss) Earnings per Share

The following table details the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2010 and 2009.

In Thousands, Except Share and per share data.

	2010	2009
Net (loss) income available to common shareholders	$(4,475)	$323

Weighted average common shares outstanding	3,240,220	3,233,340

Weighted average common shares outstanding, diluted	3,240,220	3,233,340

Basic and diluted (loss) earnings per share	$(1.38)	$0.10

At December 31, 2010 and 2009, stock options to purchase 492,360 and 495,000 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be anti-dilutive. All share and per share information has been restated for the 2010 stock split for the periods presented.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options. No options were granted in the year ended December 31, 2010. The following table shows the assumptions for the Black-Scholes model used in determining the fair value of options granted for the year ending December 31, 2009. Options were restated for the 2010 stock split.

2009

Expected dividend yield	0.75%
Risk-free interest rate	1.87%
Expected life of options (in years)	6
Expected volatility of stock price	43%

The expected volatility in 2009 is based on the Company’s stock price during the previous year. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options granted. The expected life is based on the average of the contractual life and vesting schedule for the options granted. The dividend yield assumption is based on expected dividend payouts.

Note 11. Stock Based Compensation, continued

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2010 is as follows:

		Weighted		Weighted
		Average	Aggregate	Average
	Options	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value (1)	Term

Balance at December 31, 2009	495,000	$10.21
Granted	—	—
Exercised	—	—
Forfeited	(2,640)	10.00

Balance at December 31, 2010	492,360	$10.21	$—	5.48 years

Exercisable at December 31, 2010	467,793	$10.09	$—	5.35 years

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

The Company recorded stock based compensation expense of $50 thousand and $54 thousand for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the total compensation cost related to nonvested options was $14 thousand. This expense will be recognized over a weighted average life of .49 years.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $8 in 2010. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2010 was $7.16, no restricted stock grants were awarded in 2009.

As of December 31, 2010, there was $45 of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2014. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2010
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at beginning of year	—	—
Granted	8,207	$7.16
Vested	—	—
Cancelled	—	—

Nonvested at end of year	8,207	$7.16

Note 12. Employee Benefit Plans Defined Contribution Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $133 thousand and $122 thousand for the years ended December 31, 2010 and 2009, respectively.

Note 13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007. The Company has operating loss carryforwards of $7.6 million for federal income tax purposes that may be used to offset future taxable income. If not previously utilized, the federal loss carryforward will begin to expire in 2025.

The current and deferred components of income tax expense for the periods ended December 31, 2010 and 2009 are as follows:

(Dollars In Thousands)	2010	2009
Current tax expense	$—	$—
Deferred tax expense (benefit)	(1,276)	150
Deferred tax asset valuation allowance change	1,276	(150)

	$—	$—

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2010 and 2009 are summarized as follows:

(Dollars In Thousands)	2010	2009
Deferred tax assets
Net operating losses	$2,570	$1,647
Pre-opening expenses	158	175
Allowance for loan losses	1,330	833
Stock based compensation	236	236
Other	45	7

Deferred tax asset	4,339	2,898

Deferred tax liabilities
Depreciation	298	202
Accretion of bond discount	15	14
Deferred loan fees	461	401

Deferred tax liability	774	617

Net Deferred tax asset	3,566	2,281

Valuation allowance	(3,566)	(2,281)

	$—	$—

Note 14. Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. The Company was not involved in any litigation for the year ended December 31, 2010.

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

A summary of the Company’s commitments at December 31, 2010 and 2009 is as follows (dollars in thousands):

(Dollars in Thousands)	2010	2009

Commitments to extend credit	$14,228	$22,100
Unfunded commitments under lines of credit	22,509	8,285
Standby letters of credit	1,183	2,297

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $1.2 million and $475 thousand, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits.

Note 14. Commitments and Contingencies, continued

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

A summary of the Company’s interest rate swaps is as follows (dollars in thousands):

	December 31, 2010
(Dollars in Thousands)	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$(2,924)	$(301)
Pay variable / receive fixed swaps	2,924	301

Total	$—	$—

Note 15. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2010 there are no retained earnings available from which to pay dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2010, management believes the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation, the Bank met the criteria to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Note 15. Regulatory Restrictions, continued

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$33,425	12.50%	$21,345	8.00%	N/A	N/A
HomeTown Bank	$31,092	11.70%	$21,345	8.00%	$26,681	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$30,068	11.30%	$10,672	4.00%	N/A	N/A
HomeTown Bank	$27,735	10.40%	$10,672	4.00%	$16,008	6.00%
Tier I Capital (to Average Assets)
Consolidated	$30,068	8.40%	$14,255	4.00%	N/A	N/A
HomeTown Bank	$27,735	7.80%	$14,255	4.00%	$17,819	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$37,019	14.10%	$21,004	8.00%	N/A	N/A
HomeTown Bank	$31,846	12.10%	$21,003	8.00%	$26,254	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$34,157	13.00%	$10,502	4.00%	N/A	N/A
HomeTown Bank	$28,984	11.00%	$10,501	4.00%	$15,752	6.00%
Tier I Capital (to Average Assets)
Consolidated	$34,157	10.40%	$13,105	4.00%	N/A	N/A
HomeTown Bank	$28,984	8.90%	$13,100	4.00%	$16,375	5.00%

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

(Dollars in Thousands)	2010	2009

Balance, beginning	$10,539	$10,141
New loans	1,072	3,971
Repayments	(2,140)	(3,573)

Balance, ending	$9,471	$10,539

Note 17. Capital Transaction

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

The Preferred Stock qualifies as Tier 1 capital and the Series A pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Series B pays cumulative dividends at a rate of 9% per annum. Due to the net loss incurred in 2010, the Company is prohibited from paying dividends on the preferred stock. Dividends in arrears totaled $267 thousand at December 31, 2010.

Note 18. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows. The parent company was formed on September 4, 2009.

CONDENSED BALANCE SHEETS

In Thousands	December 31, 2010	December 31, 2009

Assets
Cash and due from banks	$2,334	$5,172
Investment in bank subsidiary	27,322	28,607
Other assets	—	1

Total assets	$29,656	$33,780

Liabilities and Stockholders’ Equity
Total liabilities	$—	$—

Stockholders’ equity:
Total stockholders’ equity	29,656	33,780

Total liabilities and stockholders’ equity	$29,656	$33,780

CONDENSED STATEMENTS OF OPERATIONS

In Thousands	For the year ended December 31, 2010	Period from September 4, 2009 To December 31, 2009

Income
Undistributed earnings (loss) of subsidiary	$(3,800)	$496
Expenses	(73)	—

Net Income (Loss)	$(3,873)	$496

Note 18. Condensed Parent Company Financial Information, continued

CONDENSED STATEMENTS OF CASH FLOWS

In Thousands	For the year ended December 31, 2010	Period from September 4, 2009 To December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(3,873)	$496
Equity in undistributed net (income) loss of subsidiary bank	3,800	(496)
Decrease (increase) in other assets	2	(1)

Net cash flows used in operating activities	$(71)	$(1)

Cash flows from investing activities:
Capital contribution to bank subsidiary	$(2,500)	$(4,500)

Net cash flows used in investing activities	$(2,500)	$(4,500)

Cash flows from financing activities:
Issuance of preferred stock net of issuance costs	$—	$9,758
Preferred dividend payment	(267)	(85)

Net cash flows (used in) provided by financing activities	$(267)	$9,673

Net (decrease) increase in cash and cash equivalents	$(2,838)	$5,172

Cash and cash equivalents, beginning	5,172	—

Cash and cash equivalents, ending	$2,334	$5,172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 31, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of HomeTown Bankshares’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, HomeTown Bankshares’s internal control over financial reporting was effective.

This annual report does not include an attestation report of HomeTown Bankshares’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by HomeTown Bankshares’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit filers to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 10 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 11 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 12 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 13 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this item 14 is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
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

HOMETOWN BANKSHARES CORPORATION

Date: March 31, 2011	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL Susan K. Still	Director, President, and Chief Executive Officer (principal executive officer)	March 31, 2011

/S/ GEORGE B. CARTLEDGE, JR. George B. Cartledge, Jr.	Director	March 31, 2011

/S/ WARNER DALHOUSE Warner Dalhouse	Director	March 31, 2011

/S/ VICTOR F. FOTI Victor F. Foti	Director	March 31, 2011

/S/ DANIEL D. HAMRICK Daniel D. Hamrick	Director	March 31, 2011

/S/ EDWARD G. MURPHY, JR. Edward G. Murphy, Jr. MD	Director	March 31, 2011

/S/ WILLIAM R. RAKES William R. Rakes	Director	March 31, 2011

/S/ JAMES M. TURNER, JR. James M. Turner, Jr.	Director	March 31, 2011

/S/ CHARLES W. MANESS, JR. Charles W. Maness, Jr.	Chief Financial Officer (principal accounting and financial officer)	March 31, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

Material Contracts

3.1	Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

3.2	Certificate of Amendment and Articles of Amendment for the Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 24, 2009.

4.2	Form of Certificate for the Series B Preferred Stock, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 24, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation , incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

99.1	TARP Chief Executive Officer Certification

99.2	TARP Chief Financial Officer Certification

*	Denotes management contract