Form 10-Q
period 2011-03-31
HomeTown Bankshares Corp
filed 2011-05-16
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 13, 2011, 3,241,547 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

In Thousands, Except Share and Per Share Data	Unaudited March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$11,619	$4,479
Federal funds sold	10,927	20,876
Securities available for sale, at fair value	57,083	51,603
Restricted equity securities	2,511	2,579
Loans, net of allowance for loan losses of $5,079 in 2011 and $5,228 in 2010	259,096	258,878
Property and equipment, net	8,657	8,772
Other real estate owned	4,116	2,976
Accrued income	1,169	1,222
Prepaid FDIC insurance	804	984
Other assets	899	735

Total assets	$356,881	$353,104

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$21,541	$17,411
Interest-bearing	283,458	283,082

Total deposits	304,999	300,493
Short term borrowings	373	281
Federal Home Loan Bank borrowings	19,650	21,350
Accrued interest payable	782	766
Other liabilities	802	558

Total liabilities	326,606	323,448

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at March 31, 2011 and December 31, 2010	10,374	10,374
Discount on preferred stock	(269)	(287)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,241,547 in 2011 and 2010 (Includes 8,207 restricted shares in 2011 and 2010)	16,167	16,167
Surplus	15,447	15,436
Retained deficit	(11,378)	(11,622)
Accumulated other comprehensive loss	(66)	(412)

Total stockholders’ equity	30,275	29,656

Total liabilities and stockholders’ equity	$356,881	$353,104

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the three months ended March 31, 2011 and 2010

In Thousands, Except Share and Per Share Data	Unaudited March 31, 2011	Unaudited March 31, 2010
Interest income:
Loans and fees on loans	$3,513	$3,413
Federal funds sold	10	11
Taxable investment securities	444	466

Total interest income	3,967	3,890

Interest expense:
Deposits	1,085	1,284
Other borrowed funds	133	139

Total interest expense	1,218	1,423

Net interest income	2,749	2,467

Provision for loan losses	248	353

Net interest income after provision for loan losses	2,501	2,114

Noninterest income:
Service charges on deposit accounts	101	119
Mortgage loan brokerage fees	24	17
Rental income	34	31
Gain on sale of other real estate	—	77
Gain on sale of investment securities	4	—
Other income	19	13

Total noninterest income	182	257

Noninterest expense:
Salaries and employee benefits	1,216	1,112
Occupancy and equipment expense	332	311
Data processing expense	137	105
Advertising and marketing expense	75	93
Professional fees	103	78
FDIC insurance assessment	189	125
Loss on sale of other real estate owned	18	—
Other expense	351	292

Total noninterest expense	2,421	2,116

Net income before income taxes	262	255
Income tax expense	—	—

Net income	$262	$255
Dividends accumulated on preferred stock	133	133
Accretion of discount on preferred stock	18	17

Net income available to common shareholders	$111	$105

Income per share, basic and diluted	$0.03	$0.03
Weighted average shares outstanding	3,241,547	3,236,234

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

In Thousands	Unaudited March 31, 2011	Unaudited March 31, 2010
Cash flows from operating activities:
Net income	$262	$255
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	141	154
Provision for loan losses	248	353
Amortization of premium on securities, net	121	47
Gain on sale of investment securities	(4)	—
Loss (Gain) on sale of other real estate	18	(77)
Stock compensation expense	11	11
Changes in assets and liabilities:
Accrued income	53	(55)
Other assets	16	28
Accrued interest payable	16	83
Other liabilities	244	218

Net cash flows provided by operating activities	1,126	1,017

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	9,949	(4,702)
Purchases of investment securities	(8,974)	(5,788)
Sales/maturities of available for sale securities	3,723	5,728
Sale (purchase) of restricted equity securities, net	68	(29)
Net increase in loans	(466)	(6,398)
(Additions to) or Proceeds from sale of other real estate	(1,158)	344
Purchases of property and equipment	(26)	(47)

Net cash flows provided by (used in) investing activities	3,116	(10,892)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	4,130	(2,711)
Net increase in interest-bearing deposits	376	13,702
Net increase (decrease) in short-term borrowings	92	(173)
Net decrease in long-term FHLB borrowings	(1,700)	(450)
Preferred stock dividend payment	—	(133)

Net cash flows provided by financing activities	2,898	10,235

Net increase in cash and cash equivalents	7,140	360
Cash and cash equivalents, beginning	4,479	7,051

Cash and cash equivalents, ending	$11,619	$7,411

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,202	$1,340

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain on securities available for sale	$346	$383

Transfer from loans to other real estate	$1,140	$—

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

Basis of Presentation

The consolidated financial statements as of March 31, 2011 and for the periods ended March 31, 2011 and 2010 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2010, included in the Company’s Form 10-K for the year ended December 31, 2010.

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

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of March 31, 2011 and December 31, 2010, are as follows:

(Dollars In Thousands)	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$26,031	$238	$(416)	$25,853
Mortgage-backed securities	28,041	199	(26)	28,214
Municipal securities	3,077	16	(77)	3,016

	$57,149	$453	$(519)	$57,083

(Dollars In Thousands)	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$23,632	$210	$(497)	$23,345
Mortgage-backed securities	26,343	52	(75)	26,320
Municipal securities	2,040	—	(102)	1,938

	$52,015	$262	$(674)	$51,603

As of March 31, 2011, there were no individual securities that had been in a continuous loss position for more than 12 months.

The following table demonstrates the unrealized loss position of securities available for sale at March 31, 2011.

	March 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$15,037	$(416)	$—	$—	$15,037	$(416)
Mortgage-backed securities	3,197	(26)	—	—	3,197	(26)
Municipal securities	2,032	(77)	—	—	2,032	(77)

	$20,266	$(519)	$—	$—	$20,266	$(519)

There are 30 debt securities with fair values totaling $20.3 million considered temporarily impaired at March 31, 2011. The primary cause of impairment was fluctuations in interest rates. At March 31, 2011, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The Company realized a $4 thousand gain on sale of its available for sale securities for the period ended March 31, 2011 and had no realized gain or loss on sale of securities in the first quarter of 2010.

The amortized cost and estimated fair values of investment securities available for sale at March 31, 2011 are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$—	$—
Over one through five years	1,773	1,778
Over five through ten years	15,695	15,746
Greater than 10 years	39,681	39,559

	$57,149	$57,083

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2011 and December 31, 2010 were as follows:

(Dollars In Thousands)	March 31, 2011	December 31, 2010
Construction:
Residential	$7,432	$7,608
Land acquisition, development & commercial	27,898	28,981
Real Estate:
Residential	53,999	55,381
Commercial	111,365	109,674
Commercial, industrial & agricultural	39,022	39,204
Equity lines	20,855	20,121
Consumer	3,604	3,137

	$264,175	$264,106

Less allowance for loan losses	(5,079)	(5,228)

Loans, net	$259,096	$258,878

The past due and non accrual status of loans as of March 31, 2011 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$786	$786	$6,646	$7,432	$786
Land acquisition, development & commercial	—	—	3,179	3,179	24,719	$27,898	3,179
Real Estate:
Residential	51	238	450	739	53,260	$53,999	450
Commercial	172	1,150	—	1,322	110,043	$111,365	1,150
Commercial, industrial & agricultural	144	147	22	313	38,709	$39,022	268
Equity lines	9	—	132	141	20,714	$20,855	132
Consumer	328	—	—	328	3,276	$3,604	—

Total	$704	$1,535	$4,569	$6,808	$257,367	$264,175	$5,965

The past due and non accrual status of loans as of December 31, 2010 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$224	$224	$7,384	$7,608	$224
Land acquisition, development & commercial	960	429	2,166	3,555	25,426	28,981	2,166
Real Estate:					—
Residential	261	5,016	875	6,152	49,229	55,381	875
Commercial	—	—	—	—	109,674	109,674
Commercial, industrial & agricultural	—	—	419	419	38,785	39,204	419
Equity lines	202	132	—	334	19,787	20,121	—
Consumer	2	—	—	2	3,135	3,137	—

Total	$1,425	$5,577	$3,684	$10,686	$253,420	$264,106	$3,684

There were no loans past due ninety days or more and still accruing interest at March 31, 2011 or December 31, 2010.

Impaired loans, which include TDRs of $1.9 million and the related allowance at March 31, 2011 were as follows:

(Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$2,007	$2,007	$24	$2,007	$13
Land acquisition, development & commercial	6,715	8,051	1,088	6,705	65
Real Estate:
Residential	1,738	1,738	—	1,741	16
Commercial	8,867	8,867	241	8,875	97
Commercial, industrial & agricultural	247	247	0	327	3
Equity lines	132	132	132	132	0
Consumer	—	—	—

Total	$19,706	$21,042	$1,485	$19,787	$194

Impaired loans, which include TDRs of $1.9 million and the related allowance at December 31, 2010 were as follows:

(Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$2,007	$2,007	$—	$1,250	$36
Land acquisition, development & commercial	7,893	9,229	1,065	7,349	239
Real Estate:
Residential	7,210	7,210	175	6,903	192
Commercial	9,302	9,302	282	6,322	273
Commercial, industrial & agricultural	428	428	—	960	17
Equity lines	—	—	—	49	—
Consumer	—	—	—	—	—

Total	$26,840	$28,176	$1,522	$22,833	$757

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars In Thousands)	March 31, 2011	December 31, 2010

Balance at the beginning of the year	$5,228	$2,862
Provision charged to operations	248	6,453
Recoveries of loans charged off	1	77

Loans charged off	(398)	(4,164)

Balance at the end of the year	$5,079	$5,228

The following table presents, as of March 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Unallocated	Total

Beginning balance	$121	$1,802	$785	$1,356	$902	$222	$40	$—	$5,228
Charge-offs	$(131)	$—	$(171)	$(81)	$(15)	$—	$—	$—	$(398)
Recoveries	$—	$—	$—	$—	$—	$—	$1	$—	$1
Provisions	$110	$(57)	$142	$(229)	$84	$102	$76	$20	$248
Ending Balance	$100	$1,745	$756	$1,046	$971	$324	$117	$20	$5,079

Ending balance: Individually evaluated for impairment	$65	$1,046	$—	$134	$108	$132	$—	$—	$1,485

Ending balance: Collectively evaluated for impairment	$35	$699	$756	$912	$863	$192	$117	$20	$3,594

Loans:

Ending balance	$7,432	$27,898	$53,999	$111,365	$39,022	$20,855	$3,604	$—	$264,175

Ending balance: Individually evaluated for impairment	$2,007	$8,265	$188	$8,867	$247	$132	$—	$—	$19,706

Ending balance: Collectively evaluated for impairment	$5,425	$19,633	$53,811	$102,498	$38,775	$20,723	$3,604	$—	$244,469

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Total
Ending balance	$121	$1,802	$785	$1,556	$702	$222	$40	$5,228

Ending balance: Individually evaluated for impairment	$—	$1,065	$175	$282	$—	$—	$—	$1,522

Ending balance: Collectively evaluated for impairment	$121	$737	$610	$1,274	$702	$222	$40	$3,706

Loans:

Ending balance	$7,608	$28,981	$55,381	$109,674	$39,204	$20,121	$3,137	$264,106

Ending balance: Individually evaluated for impairment	$2,007	$7,893	$7,210	$9,302	$428	$—	$—	$26,840

Ending balance: Collectively evaluated for impairment	$5,601	$21,088	$48,171	$100,372	$38,776	$20,121	$3,137	$237,266

Loans by credit quality indicators as of March 31, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
Construction:
Residential	$5,424	$—	$1,222	$786	$7,432
Land acquisition, development & commercial	17,468	2,166	5,085	3,179	$27,898
Real Estate:
Residential	48,281	222	5,046	450	$53,999
Commercial	99,035	3,024	8,156	1,150	$111,365
Commercial, industrial & agricultural	37,862	15	877	268	$39,022
Equity lines	20,723	—	—	132	$20,855
Consumer	3,296	—	308	$—	$3,604

Total	$232,089	$5,427	$20,694	$5,965	$264,175

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
Construction:
Residential	$5,250	$350	$1,784	$224	$7,608

Land acquisition, development & commercial	18,564	2,524	5,727	2,166	28,981
Real Estate:
Residential	47,782	223	6,501	875	55,381

Commercial	94,965	5,152	9,557	—	109,674

Commercial, industrial & agricultural	37,239	35	1,511	419	39,204
Equity lines	20,121	—	—	—	20,121
Consumer	3,059	—	78	—	3,137

Total	$226,980	$8,284	$25,158	$3,684	$264,106

At March 31, 2011 and December 31, 2010, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 492,360 shares of authorized common stock have been issued under the Plan and 57,640 shares of authorized common stock are available for issue under the Plan. There are options for 492,360 shares granted currently outstanding as of March 31, 2011, of which, 467,793 options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of March 31, 2011, no options have been exercised. The Company recorded compensation expense of $11 thousand for the three months ended March 31, 2011 and 2010. The aggregate intrinsic value of outstanding stock options was $0 at March 31, 2011. The weighted average remaining contractual term of outstanding options was 5.3 years at March 31, 2011.

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

The remaining unamortized compensation expense for stock options and restricted stock was $128 thousand at March 31, 2011 and will be recognized over the next 3.5 years.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(Dollars In Thousands)		Carrying value at March 31, 2011
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$25,853		$25,853
Mortgaged-backed securities	28,214		28,214
Municipal securities	3,016		3,016
Derivative assets	260		260
Liabilities:
Derivative liabilities	$260		$260

(Dollars In Thousands)		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$23,345		$23,345
Mortgaged-backed securities	26,320		26,320
Municipal securities	1,938		1,938
Derivative assets	301		301
Liabilities:
Derivative liabilities	$301		$301

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010.

(Dollars In Thousands)		Carrying value at March 31, 2011
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$3,760			$3,760
Other real estate owned	$4,116		$4,116

(Dollars In Thousands)		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$4,951		$211	$4,740
Other real estate owned	$2,976		$2,976

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

Loans receivable: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at March 31, 2011 and December 31, 2010:

(Dollars in Thousands)	March 31, 2011		December 31, 2010
	Carrying	Approximate	Carrying	Approximate
	Amounts	Fair Values	Amounts	Fair Values
Financial assets
Cash and due from banks	$11,619	$11,619	$4,479	$4,479
Federal funds sold	10,927	10,927	20,876	20,876
Securities available-for-sale	57,083	57,083	51,603	51,603
Loans, net	259,096	256,343	258,878	256,127
Accrued income	1,169	1,169	1,222	1,222
Derivative assets	260	260	301	301
Financial liabilities
Total deposits	304,999	305,750	300,493	301,233
Short term borrowings	373	373	281	281
FHLB borrowings	19,650	20,400	21,350	22,246
Accrued interest payable	782	782	766	766
Derivative liabilities	260	260	301	301

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2010. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2010. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

Discussion of Operations

Three Months Ended March 31, 2011

The Company had net income of $262 thousand for the three months ended March 31, 2011 compared with net income of $255 thousand for the three months ended March 31, 2010. After accumulated dividends on preferred stock of $151 thousand in 2011, the company had net income available to common shareholders of $.03 per share, compared with $.03 per share in 2010.

The $7 thousand improvement in the net income position is due mainly to improved net interest income, which increased from $2.5million in the first three months of 2010 to $2.7 million for the same period in 2011, or 10%. This increase in net interest income is due to the overall growth in the volume of earning assets and improvement in the net interest margin from 3.13% in 2010 to 3.29% in 2011. Total average earning assets increased by $18.6 million to $338 million for the quarter ended March 31, 2011 compared to the same period in 2010, an increase in the volume of earning assets of 5.8%. In the first three months of 2011, noninterest income decreased $75 thousand to $182 thousand from $257 thousand for the same period in 2010, a decrease of 29%. The decrease in noninterest income is mainly attributed to a $77 thousand gain on a sale of other real estate in 2010. An $18 thousand decrease in service charges on deposits was largely offset set by a $7 thousand increase in mortgage loan brokerage fees and a $6 thousand increase in other income.

The provision for loan losses was $248 thousand for the first three months of 2011 compared to $353 thousand for the same period in 2010. The allowance for loan losses was increased significantly in the second and fourth quarters of 2010. The $105 thousand decrease in the provision for the first three months of 2011 compared to the same period in 2010 is due to decreased specific reserves on impaired loans of $37 thousand since year end 2010. Lower general reserves since year end were also a factor in the lower provision and were calculated by dividing the remaining loan portfolio into 30 homogeneous pools, each with its unique degree of inherent risk. These pools are detailed in the allowance for loan loss calculation and are applied a loss percentage. The following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans, and classified loans.

Noninterest expense increased $305 thousand for the three months ended on March 31, 2011 when compared to the same period in 2010. FDIC insurance assessment expense increased $64 thousand, or 51% to $189 thousand for the three months ended on March 31, 2011 when compared to the same period in 2010. This increase was due to the growth in total deposits from 2010 to 2011 along with an increase in the FDIC insurance rate. Salaries and employee benefits increased $104 thousand, or 9.4% mainly attributable to additional staff in 2011 compared to 2010. Additional staffing was added to increase the resources available to manage the collection of non performing assets. Occupancy and equipment expense increased from $311 thousand to $332 thousand, an increase of 6.8%. Data processing expense increased from $105 thousand in the first three months of 2010 to $137 thousand for the same period in 2011, an increase of $32 thousand or 31%. This increase in data processing costs is attributed to the growth of the Company and the addition of new online banking capabilities and other core system enhancements. Professional fees increased $25 thousand or 32% over the same period last year. The increase was due to higher legal fees associated with the collection of non performing loans. Other expense increased $59 thousand or 20% for the three months ended March 31, 2011 compared to the same period in 2010.

Financial Condition

At March 31, 2011, the Company had total assets of $357 million compared to $353 million at December 31, 2010. Total assets increased $11.2 million or 1.1% since year end 2010. At March 31, 2011, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. Net loans totaled $259 million at March 31, 2011, and were up $218 thousand from year end 2010. Federal funds sold decreased to $10.9 million from $20.9 million at December 31, 2010. Investment securities increased $5.5 million to $57.1 million at the end of the first quarter of 2011.

The Company’s liabilities at March 31, 2011 totaled $327 million compared to $323 million at December 31, 2010, an increase of $3.2 million or 1% Noninterest-bearing deposits increased by $4.1 million, while interest-bearing deposits were up $376 thousand to $283 million at March 31, 2011.

At March 31, 2011 and December 31, 2010, the Company had stockholders’ equity of $30.3 million and $29.7 million, respectively, an increase of $619 thousand or 2.1%. Changes to stockholders’ equity in the first quarter included net income of $262 thousand and an increase in the market value of investment securities available for sale of $346 thousand which increased stockholders’ equity. Stock awarded to executives increased stockholder’s equity an additional $11 thousand.

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

Management believes the Company has sufficient capital to fund its operations. At March 31, 2011, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had no loans past due ninety days or more and still accruing interest and 14 nonaccrual loans totaling $6.0 million as well as $4.1 million of other real estate owned at March 31, 2011.

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

Specific loss reserves for loans individually evaluated for impairment totaled $1,485,000 at March 31, 2011 compared to $1,522,000 at December 31, 2010, a decrease of $37 thousand. Impaired loans declined $7.1 million from $26.8 million at December 31, 2010 to $19.7 million at March 31, 2011. This decrease in the level of impaired loans was due primarily to foreclosure on properties securing impaired loans totaling $1.1 million in the first quarter of 2011 and the upgrading of three loans to one borrower totaling $4.8 million. The loans to this borrower were past due at December 31, 2010 but were paid current in the first quarter. The loans are secured by rental properties and rent payments have been directed to a lockbox arrangement under the control of the Bank. General loss reserves totaled $3.6 million at March 31, 2011 compared to $3.7 million at December 31, 2010. Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $248 thousand in the first quarter of 2011 compared to $353 thousand in the same quarter of 2010. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.92% at March 31, 2011 and 1.98% at December 31, 2010.

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

At March 31, 2011, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $96.9 million. At March 31, 2011, 27% or $70.7 million of the loan portfolio would mature within one year. At March 31, 2011, non-deposit sources of available funds totaled $17.6 million, which included $4.5 million immediately available from FHLB. During the first three months of 2011, other borrowing activity included a principal pay down of $1.7 million of FHLB borrowings compared to $450 thousand during the same period last year.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$33,531	12.5%	$21,467	8.0%	N/A	N/A
HomeTown Bank	$31,329	11.7%	$21,467	8.0%	$26,834	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$30,209	11.3%	$10,734	4.0%	N/A	N/A
HomeTown Bank	$28,007	10.4%	$10,734	4.0%	$16,100	6.0%
Tier I Capital (to Average Assets)
Consolidated	$30,209	8.5%	$14,187	4.0%	N/A	N/A
HomeTown Bank	$28,007	7.9%	$14,187	4.0%	$17,734	5.0%

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

At March 31, 2011 outstanding commitments to extend credit including letters of credit were $37.9 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e), were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

Exhibit No.

3.1	Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

3.2	Certificate of Amendment and Articles of Amendment for the Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 24, 2009.

4.2	Form of Certificate for the Series B Preferred Stock, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 24, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

*	Denotes management contract

Reports on form 8-K

On January 28, 2011, the Company announced its earnings for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 16, 2011	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 16, 2011	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description

3.1	Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

3.2	Certificate of Amendment and Articles of Amendment for the Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed September 24, 2009.

4.1	Form of Certificate for the Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 24, 2009.

4.2	Form of Certificate for the Series B Preferred Stock, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 24, 2009.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

*	Denotes management contract