Form 10-Q
period 2011-06-30
HomeTown Bankshares Corp
filed 2011-08-12
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2011, 3,241,547 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

In Thousands, Except Share and Per Share Data	Unaudited June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$11,983	$4,479
Federal funds sold	9,288	20,876
Securities available for sale, at fair value	59,672	51,603
Restricted equity securities	2,467	2,579
Loans, net of allowance for loan losses of $4,320 in 2011 and $5,228 in 2010	251,812	258,878
Property and equipment, net	8,565	8,772
Other real estate owned	6,921	2,976
Accrued income	1,176	1,222
Prepaid FDIC insurance	648	984
Other assets	750	735

Total assets	$353,282	$353,104

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$20,910	$17,411
Interest-bearing	280,321	283,082

Total deposits	301,231	300,493
Short term borrowings	197	281
Federal Home Loan Bank borrowings	19,000	21,350
Accrued interest payable	656	766
Other liabilities	567	558

Total liabilities	321,651	323,448

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at June 30, 2011 and December 31, 2010	10,374	10,374
Discount on preferred stock	(252)	(287)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,241,547 in 2011 and 2010 (Includes 8,207 restricted shares in 2011 and 2010)	16,167	16,167
Surplus	15,452	15,436
Retained deficit	(10,805)	(11,622)
Accumulated other comprehensive income (loss)	695	(412)

Total stockholders’ equity	31,631	29,656

Total liabilities and stockholders’ equity	$353,282	$353,104

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2010

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In Thousands, Except Share and Per Share Data	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,552	$3,592	$7,065	$7,005
Federal funds sold	10	9	20	20
Taxable investment securities	524	478	968	944

Total interest income	4,086	4,079	8,053	7,969

Interest expense:
Deposits	1,034	1,252	2,119	2,536
Other borrowed funds	132	143	265	282

Total interest expense	1,166	1,395	2,384	2,818

Net interest income	2,920	2,684	5,669	5,151

Provision for loan losses	266	3,334	514	3,687

Net interest income (loss) after provision for loan losses	2,654	(650)	5,155	1,464

Noninterest income:
Service charges on deposit accounts	125	127	226	246
Mortgage loan brokerage fees	11	30	35	47
Rental income	26	30	60	61
Gain on sale of investment securities	125	—	129	—
Other income	9	18	28	31

Total noninterest income	296	205	478	385

Noninterest expense:
Salaries and employee benefits	1,247	1,120	2,463	2,232
Occupancy and equipment expense	333	309	665	620
Data processing expense	146	114	283	219
Advertising and marketing expense	61	140	136	233
Professional fees	48	122	151	200
FDIC insurance assessment	163	135	352	260
(Gain) Loss on sale of other real estate owned	17	—	35	(77)
Other expense	345	285	696	577

Total noninterest expense	2,360	2,225	4,781	4,264

Net income (loss) before income taxes	590	(2,670)	852	(2,415)
Income tax expense	—	—	—	—

Net income (loss)	590	(2,670)	852	(2,415)

Dividends accumulated on preferred stock	133	133	266	266
Accretion of discount on preferred stock	17	17	35	34

Net income (loss) available to common shareholders	$440	$(2,820)	$551	$(2,715)

Income (loss) per common share, basic and diluted	$.14	$(0.87)	$.17	$(0.84)

Weighted average common shares outstanding	3,241,547	3,241,547	3,241,547	3,238,872

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010

In Thousands	Unaudited June 30, 2011	Unaudited June 30, 2010
Cash flows from operating activities:
Net income (loss)	$852	$(2,415)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	279	309
Provision for loan losses	514	3,687
Amortization of premium on securities, net	202	122
Gain on sale of investment securities	(129)	—
Loss (gain) on sale of other real estate	35	(77)
Stock compensation expense	16	26
Changes in assets and liabilities:
Accrued income	46	(63)
Other assets	321	(177)
Accrued interest payable	(110)	(359)
Other liabilities	9	254

Net cash flows provided by operating activities	2,035	1,307

Cash flows from investing activities:
Net decrease in federal funds sold	11,588	7,378
Purchases of investment securities	(19,243)	(16,029)
Sales/maturities of available for sale securities	12,208	13,127
Redemption (purchase) of restricted equity securities, net	112	(252)
Net (increase) decrease in loans	2,425	(15,263)
Transfers to or Proceeds from sale of other real estate	147	344
Purchases of property and equipment	(72)	(1,065)

Net cash flows provided by (used in) investing activities	7,165	(11,760)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	3,499	(860)
Net (decrease) increase in interest-bearing deposits	(2,761)	15,359
Net decrease in short-term borrowings	(84)	(600)
Net decrease in long-term FHLB borrowings	(2,350)	(2,650)
Preferred stock dividend payment	—	(266)

Net cash flows (used in) provided by financing activities	(1,696)	10,983

Net increase in cash and cash equivalents	7,504	530
Cash and cash equivalents, beginning	4,479	7,051

Cash and cash equivalents, ending	$11,983	$7,581

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,494	$3,177

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain on securities available for sale	$1,107	$1,126

Transfer from loans to other real estate	$4,127	$129

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

On September 4, 2009, Hometown Bankshares Corporation (the “Company”) acquired all outstanding stock of Hometown Bank (the “Bank”) in an exchange for shares of the Registrant on a one-for-one basis to become a single-bank holding company with the Bank becoming a wholly-owned subsidiary. The Bank was organized and incorporated under the laws of the State of Virginia on November 9, 2004 and commenced operations on November 14, 2005. The Bank currently serves Roanoke City, Virginia, the County of Roanoke, Virginia, the City of Salem, Virginia, Christiansburg, Virginia, Smith Mountain Lake and surrounding areas. As a state chartered bank which is a member of the Federal Reserve System, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Board.

Basis of Presentation

The consolidated financial statements as of June 30, 2011 and for the periods ended June 30, 2011 and 2010 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2010, included in the Company’s Form 10-K for the year ended December 31, 2010.

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

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of June 30, 2011 and December 31, 2010, are as follows:

(Dollars In Thousands)	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$26,816	$217	$(69)	$26,964
Mortgage-backed securities	29,085	502	(13)	29,574
Municipal securities	3,076	74	(16)	3,134

	$58,977	$793	$(98)	$59,672

(Dollars In Thousands)	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$23,632	$210	$(497)	$23,345
Mortgage-backed securities	26,343	52	(75)	26,320
Municipal securities	2,040	—	(102)	1,938

	$52,015	$262	$(674)	$51,603

As of June 30, 2011, there were no individual securities that had been in a continuous loss position for more than 12 months.

The following table demonstrates the unrealized loss position of securities available for sale at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$6,977	$(69)	$—	$—	$6,977	$(69)
Mortgage-backed securities	4,829	(13)	—	—	4,829	(13)
Municipal securities	1,056	(16)	—	—	1,056	(16)

	$12,862	$(98)	$—	$—	$12,862	$(98)

	December 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$14,833	$(497)	$—	$—	$14,833	$(497)
Mortgage-backed securities	16,086	(75)	—	—	16,086	(75)
Municipal securities	1,686	(102)	—	—	1,686	(102)

	$32,605	$(674)	$—	$—	$32,605	$(674)

There are 20 debt securities with fair values totaling $12.9 million considered temporarily impaired at June 30, 2011. The primary cause of impairment was fluctuations in interest rates. At June 30, 2011, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The Company realized a $129 thousand gain on sale of its available for sale securities for the six months ended June 30, 2011 and had no realized gain or loss on sale of securities in the same period of 2010.

The amortized cost and estimated fair values of investment securities available for sale at June 30, 2011 are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$—	$—
Over one through five years	1,672	1,698
Over five through ten years	13,370	13,457
Greater than 10 years	43,935	44,517

	$58,977	$59,672

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2011 and December 31, 2010 were as follows:

(Dollars In Thousands)	June 30, 2011	December 31, 2010
Construction:
Residential	$6,125	$7,608
Land acquisition, development & commercial	26,407	28,981
Real Estate:
Residential	54,272	55,381
Commercial	108,042	109,674
Commercial, industrial & agricultural	36,856	39,204
Equity lines	20,269	20,121
Consumer	4,161	3,137

Total Loans	$256,132	$264,106

Less allowance for loan losses	(4,320)	(5,228)

Loans, net	$251,812	$258,878

The past due and non accrual status of loans as of June 30, 2011 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$224	$224	$5,901	$6,125	$224
Land acquisition, development & commercial	747	—	1,276	2,023	24,384	26,407	1,276
Real Estate:
Residential	562	—	214	776	53,496	54,272	440
Commercial	3,363	563	—	3,926	104,116	108,042	—
Commercial, industrial & agricultural	339	—	—	339	36,517	36,856	—
Equity lines	227	437	—	664	19,605	20,269	—
Consumer	—	4	—	4	4,157	4,161	—

Total	$5,238	$1,004	$1,714	$7,956	$248,176	$256,132	$1,940

The past due and non accrual status of loans as of December 31, 2010 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$224	$224	$7,384	$7,608	$224
Land acquisition, development & commercial	960	429	2,166	3,555	25,426	28,981	2,166
Real Estate:					—
Residential	261	5,016	875	6,152	49,229	55,381	875
Commercial	—	—	—	—	109,674	109,674
Commercial, industrial & agricultural	—	—	419	419	38,785	39,204	419
Equity lines	202	132	—	334	19,787	20,121	—
Consumer	2	—	—	2	3,135	3,137	—

Total	$1,425	$5,577	$3,684	$10,686	$253,420	$264,106	$3,684

There were no loans past due ninety days or more and still accruing interest at June 30, 2011 or December 31, 2010.

Impaired loans, which include TDRs of $1.9 million and their related allowance at June 30, 2011, were as follows:

(Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$1,439	$1,439	$29	$1,818	$17
Land acquisition, development & commercial	5,670	6,351	241	6,759	80
Real Estate:
Residential	184	184	—	3,044	26
Commercial	7,730	7,730	239	8,633	157
Commercial, industrial & agricultural	313	313	—	329	6
Equity lines	—	—	—	44	—
Consumer	—	—	—	—	—

Total	$15,336	$16,017	$509	$20,627	$286

Impaired loans, which include TDRs of $1.9 million and their related allowance at December 31, 2010 were as follows:

(Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$2,007	$2,007	$—	$1,250	$36
Land acquisition, development & commercial	7,893	9,229	1,065	7,349	239
Real Estate:
Residential	7,210	7,210	175	6,903	192
Commercial	9,302	9,302	282	6,322	273
Commercial, industrial & agricultural	428	428	—	960	17
Equity lines	—	—	—	49	—
Consumer	—	—	—	—	—

Total	$26,840	$28,176	$1,522	$22,833	$757

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars In Thousands)	June 30, 2011	December 31, 2010

Balance at the beginning of the year	$5,228	$2,862
Provision charged to operations	514	6,453
Recoveries of loans charged off	3	77

Loans charged off	(1,425)	(4,164)

Balance at the end of the year	$4,320	$5,228

The following table presents, as of June 30, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Unallocated	Total
Beginning balance	$121	$1,802	$785	$1,556	$702	$222	$40	$—	$5,228
Charge-offs	—	(877)	(170)	(106)	(139)	(133)	—	—	(1,425)
Recoveries	—	—	—	—	—	—	3	—	3
Provisions	(71)	496	(60)	(388)	327	189	41	—	514

Ending Balance	$50	$1,421	$555	$1,042	$890	$278	$84	$—	$4,320

Ending balance: Individually evaluated for impairment	$29	$241	$—	$239	$—	$—	$—	$—	$509

Ending balance: Collectively evaluated for impairment	$21	$1,180	$555	$803	$890	$278	$84	$—	$3,811

Loans:

Ending balance	$6,125	$26,407	$54,272	$108,042	$36,856	$20,269	$4,161	$—	$256,132

Ending balance: Individually evaluated for impairment	$1,439	$5,670	$184	$7,730	$313	$—	$—	$—	$15,336

Ending balance: Collectively evaluated for impairment	$4,686	$20,737	$54,088	$100,312	$36,543	$20,269	$4,161	$—	$240,796

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Total
Ending balance	$121	$1,802	$785	$1,556	$702	$222	$40	$5,228

Ending balance: Individually evaluated for impairment	$—	$1,065	$175	$282	$—	$—	$—	$1,522

Ending balance: Collectively evaluated for impairment	$121	$737	$610	$1,274	$702	$222	$40	$3,706

Loans:

Ending balance	$7,608	$28,981	$55,381	$109,674	$39,204	$20,121	$3,137	$264,106

Ending balance: Individually evaluated for impairment	$2,007	$7,893	$7,210	$9,302	$428	$—	$—	$26,840

Ending balance: Collectively evaluated for impairment	$5,601	$21,088	$48,171	$100,372	$38,776	$20,121	$3,137	$237,266

Loans by credit quality indicators as of June 30, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Doubtful	Total
Construction:
Residential	$4,686	$—	$1,215	$224	$—	$6,125
Land acquisition, development & commercial	17,493	2,166	4,828	1,276	644	26,407
Real Estate:
Residential	48,308	495	5,029	440	—	54,272
Commercial	96,885	3,000	8,157	—	—	108,042
Commercial, industrial & agricultural	35,667	4	1,185	—	—	36,856
Equity lines	20,269	—	—	—	—	20,269
Consumer	4,161	—	—	—	—	4,161

Total	$227,469	$5,665	$20,414	$1,940	$644	$256,132

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
Construction:
Residential	$5,250	$350	$1,784	$224	$7,608

Land acquisition, development & commercial	18,564	2,524	5,727	2,166	28,981
Real Estate:
Residential	47,782	223	6,501	875	55,381

Commercial	94,965	5,152	9,557	—	109,674

Commercial, industrial & agricultural	37,239	35	1,511	419	39,204
Equity lines	20,121	—	—	—	20,121
Consumer	3,059	—	78	—	3,137

Total	$226,980	$8,284	$25,158	$3,684	$264,106

At June 30, 2011 the Company does not have any loans classified as Loss and at December 31, 2010, the Company did not have any loans classified as Doubtful or Loss.

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 486,360 shares of authorized common stock have been issued under the Plan and 63,640 shares of authorized common stock are available for issue under the Plan. There are options for 486,360 shares granted currently outstanding as of June 30, 2011, of which, 461,793 options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of June 30, 2011, no options have been exercised. The Company recorded compensation expense of $12 thousand and $24 thousand for the six months ended June 30, 2011 and 2010, respectively. The aggregate intrinsic value of outstanding stock options was $0 at June 30, 2011. The weighted average remaining contractual term of outstanding options was 5.1 years at June 30, 2011.

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

The remaining unamortized compensation expense for stock options and restricted stock was $128 thousand at June 30, 2011 and will be recognized over the next 3.25 years.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

(Dollars In Thousands)		Carrying value at June 30, 2011
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$26,964		$26,964
Mortgaged-backed securities	29,574		29,574
Municipal securities	3,134		3,134
Derivative assets	250		250
Liabilities:
Derivative liabilities	$250		$250

(Dollars In Thousands)		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$23,345		$23,345
Mortgaged-backed securities	26,320		26,320
Municipal securities	1,938		1,938
Derivative assets	301		301
Liabilities:
Derivative liabilities	$301		$301

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

(Dollars In Thousands)		Carrying value at June 30, 2011
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$14,827			$14,827
Other real estate owned	$6,921		$6,921

(Dollars In Thousands)		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$25,318		$211	$25,107
Other real estate owned	$2,976		$2,976

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at June 30, 2011 and December 31, 2010:

(Dollars in Thousands)	June 30, 2011		December 31, 2010
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$11,983	$11,983	$4,479	$4,479
Federal funds sold	9,288	9,288	20,876	20,876
Securities available-for-sale	59,672	59,672	51,603	51,603
Loans, net	251,812	249,136	258,878	256,127
Accrued income	1,176	1,176	1,222	1,222
Derivative assets	250	250	301	301
Financial liabilities
Total deposits	301,231	301,973	300,493	301,233
Short term borrowings	197	197	281	281
FHLB borrowings	19,000	19,748	21,350	22,246
Accrued interest payable	656	656	766	766
Derivative liabilities	250	250	301	301

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Discussion of Operations

Six Months Ended June 30, 2011

The Company recorded net income of $852 thousand for the six months ended June 30, 2011 compared with a net loss of $2.4 million for the six months ended June 30, 2010. After net accumulated dividends on preferred stock of $301 thousand in 2011, the company had net income available to common shareholders of $.17 per share, compared with a net loss of $.84 per share in 2010.

For the six months ended June 30, 2011, net interest income increased $518 thousand from $5.2 million in 2010 to $5.7 million in 2011. This increase in net interest income is due to average earning assets increasing by $11.3 million in 2011 compared to 2010 and improvement in the net interest margin of 20 basis points to 3.38% for the six months ended June 30, 2011 compared to the same period in 2010. The improvement in the net interest margin is primarily due to the reduction in the cost of funds from 1.83% in 2010 to 1.47% in 2011.

The provision for loan losses was $514 thousand for the first half of 2011, compared to $3.7 million for the same period last year. Impaired loans totaled $15.3 million at June 30, 2011 compared to $27.9 million on the same day a year ago. The allowance for loan losses was increased significantly in the second and fourth quarters of 2010. The lower provision in the current year compared to last year is due to decreased specific reserves. Specific reserves for impaired loans were $509 thousand at June 30, 2011, down $1.2 million from the $1.8 million required at June 30, 2010. The loan loss reserves for pools of loans that do not have identified specific loan loss reserves was $3.8 million at June 30, 2011, $652 thousand higher than the $3.2 million a year ago. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans. In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans.

In the first six months of 2011, noninterest income increased from $385 thousand in 2010 to $478 thousand. In 2011 non recurring income from gains on the sale of investment securities totaled $129 thousand. In recurring other income categories, service charges on deposit accounts decreased from $246 thousand in 2010 to $226 thousand in 2011, a decrease of $20 thousand or 8.1%. Mortgage loan brokerage fees decreased by $12 thousand from the first six months of 2010 due to the softness of the residential housing market.

Noninterest expense increased $517 thousand or 12% for the six months ended June 30, 2011 when compared to the same period in 2010. Salaries and employee benefits increased $231 thousand or 10% from $2.2 million in 2010 to $2.5 million in 2011. This increase is due to increases in staffing to manage non performing assets and the creation in 2011 of an internal loan review department. In addition, the company has experienced increases in the cost of health insurance and a reduction in the amount of salary and benefit costs that is deferred for the origination of loans as loan production in 2011 is less than it was in 2010.

Occupancy and equipment expense increased $45 thousand to $665 thousand from $620 thousand for the six months ended June 30, 2011 compared to 2010. Lease expense increased $22 thousand due to a new lease entered into in the second half of 2010. Increases in real estate taxes of $26 thousand were the result of the new property leased in 2010 and taxes associated with increased foreclosure activity. FDIC Deposit Insurance increased $92 thousand from $260 thousand for the six months ended June 30, 2010 to $352 thousand for the six months ended June 30, 2011. This increase was due to the growth in total deposits from 2010 to 2011 along with an increase in the FDIC insurance rate. Data processing expense increased $63 thousand or 29% from 2010 to 2011 due to the growth in the volume of customer accounts and the cost of some new enhancements to our core system software. Advertising and marketing expense was $97 thousand less in 2011 compared to 2010 due to an advertising campaign conducted in the second quarter of 2010 that was not repeated in 2011. Professional fees for the six months ended June 30, 2011 were $49 thousand less than the same period last year. Lower consulting fees in 2011, were partially offset by increased legal fees related to non-performing assets.

Three Months Ended June 30, 2011

The Company recorded net income of $590 thousand for the three months ended June 30, 2011 compared with a net loss of $2.7 million for the same period in 2010. After net accumulated dividends on preferred stock of $150 thousand in 2011 and 2010, the company had net income available to common shareholders of $.14 per share for the second quarter of 2011, and a net loss of $.87 per share for the second quarter of 2010.

Net interest income for the three months ended June 30, 2011 was $2.9 million, an increase of $236 thousand over the same period a year ago due primarily to a lower cost of funds.

The provision for loan losses was $266 thousand for second quarter of 2011 and $3.3 million for the second quarter of 2010. The lower provision in the current year compared to last year is due to decreased specific reserves, as discussed previously.

Noninterest income was $296 thousand and for the three months ended June 30, 2011, $91 thousand or 44% higher than the $205 thousand earned during the same period of time last year. The increase was due to realized gains on the sale of investment securities of $125 thousand during the second quarter of 2011.

Noninterest expense was $2.4 million for the quarter ended June 30, 2011, $135 thousand higher than the $2.2 million for the quarter ended June 30, 2010. Salaries and employee benefits increased $127 thousand from $1.1 million for the three months ended June 30, 2010 to $1.2 million for the three months ended June 30, 2011. The increase was largely attributable to additional staffing to increase the resources available to manage the collection of non-performing assets.

Financial Condition

The Company had total assets of $353 million at June 30, 2011 and at December 31, 2010. At June 30, 2011, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. Net loans totaled $252 million at June 30, 2011, compared to $259 thousand at year end 2010. Federal funds sold decreased to $9.3 million at June 30, 2011 from $20.9 million at December 31, 2010. Investment securities increased $8.1 million from December 31, 2010 to $59.7 million at the end of the second quarter of 2011.

The Company’s liabilities at June 30, 2011 totaled $322 million compared to $323 million at December 31, 2010, a decrease of $1.8 million or 1%. Noninterest-bearing deposits increased by $3.5 million, while interest-bearing deposits decreased $2.8 million to $280 million at June 30, 2011.

At June 30, 2011 and December 31, 2010, the Company had stockholders’ equity of $31.6 million and $29.7 million, respectively, an increase of $2.0 million or 6.7%. The increase in stockholders’ equity during the six months of 2011 resulted from net income of $852 thousand, and an increase in the market value of investment securities available for sale of $1.1 million.

On September 18, 2009, as part of the Troubled Asset Relief Program-Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the United States Department of the Treasury pursuant to which the Company issued 10 thousand shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for a purchase price of $10 million in cash and issued a warrant to purchase 374.37437 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B for a per share price of $1.00 per share, which was exercised immediately. For the twelve months ended June 30, 2011, the Company has a net loss of $606 thousand and is prevented by regulations from paying dividends on its preferred stock. At June 30, 2011, the preferred dividends in Arrears totaled $534 thousand.

Management believes the Company has sufficient capital to fund its operations. At June 30, 2011, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had no loans past due or more and still accruing interest and 7 nonaccrual loans totaling $1.9 million as well as $6.9 million of other real estate owned at June 30, 2011. Non performing assets at December 31, 2010 totaled $6.7 million.

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

Specific loss reserves for loans individually evaluated for impairment totaled $509,000 at June 30, 2011 compared to $1,522,000 at December 31, 2010, a decrease of $1.0 million. Impaired loans declined $11.5 million from $26.8 million at December 31, 2010 to $15.3 million at June 30, 2011. This decrease in the level of impaired loans was due primarily to foreclosure on properties securing impaired loans totaling $4.4 million in the first six months of 2011, and the upgrading of three loans to one borrower totaling $4.8 million. The loans to this borrower were past due at December 31, 2010 but were paid current in the first quarter. The loans are secured by rental properties and rent payments have been directed to a lockbox arrangement under the control of the Bank. General loss reserves totaled $3.8 million at June 30, 2011 compared to $3.7 million at December 31, 2010. Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $266 thousand in the second quarter of 2011 compared to $3.3 million in the same quarter of 2010. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.69% at June 30, 2011 and 1.98% at December 31, 2010.

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

At June 30, 2011, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $33.0 million. At June 30, 2011, 23% or $58.0 million of the loan portfolio would mature within one year. At June 30, 2011, non-deposit sources of available funds totaled $30.8 million, which included $11.6 million immediately available from FHLB. During the first six months of 2011, other borrowing activity included a principal pay down of $2.4 million of FHLB borrowings compared to $2.7 million during the same period last year.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$34,241	13.0%	$21,070	8.0%	N/A	N/A
HomeTown Bank	$31,918	12.1%	$21,070	8.0%	$26,338	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$30,936	11.7%	$10,535	4.0%	N/A	N/A
HomeTown Bank	$28,613	10.9%	$10,535	4.0%	$15,803	6.0%
Tier I Capital (to Average Assets)
Consolidated	$30,936	8.7%	$14,322	4.0%	N/A	N/A
HomeTown Bank	$28,613	8.0%	$14,322	4.0%	$17,903	5.0%

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

At June 30, 2011 outstanding commitments to extend credit including letters of credit were $40.0 million. There are no commitments to extend credit on impaired loans.

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

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its (consolidated) financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its (consolidated) financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its (consolidated) financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits

Exhibit No.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011, and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 12, 2011	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 12, 2011	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011, and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.