Form 10-Q
period 2011-09-30
HomeTown Bankshares Corp
filed 2011-11-10
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011.

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

As of November 9, 2011, 3,241,547 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

In Thousands, Except Share and Per Share Data	Unaudited September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$9,373	$4,479
Federal funds sold	12,943	20,876
Securities available for sale, at fair value	68,194	51,603
Restricted equity securities	2,357	2,579
Loans, net of allowance for loan losses of $4,393 in 2011 and $5,228 in 2010	247,225	258,878
Property and equipment, net	9,669	8,772
Other real estate owned	7,295	2,976
Accrued income	1,182	1,222
Prepaid FDIC insurance	555	984
Other assets	667	735

Total assets	$359,460	$353,104

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$25,273	$17,411
Interest-bearing	280,681	283,082

Total deposits	305,954	300,493
Short term borrowings	537	281
Federal Home Loan Bank borrowings	19,000	21,350
Accrued interest payable	623	766
Other liabilities	687	558

Total liabilities	326,801	323,448

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at September 30, 2011 and December 31, 2010	10,374	10,374
Discount on preferred stock	(234)	(287)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,241,547 in 2011 and 2010 (Includes 8,207 restricted shares in 2011 and 2010)	16,167	16,167
Surplus	15,452	15,436
Retained deficit	(10,186)	(11,622)
Accumulated other comprehensive income (loss)	1,086	(412)

Total stockholders’ equity	32,659	29,656

Total liabilities and stockholders’ equity	$359,460	$353,104

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the three months and nine months ended September 30, 2011 and 2010

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In Thousands, Except Share and Per Share Data	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,518	$3,690	$10,583	$10,695
Federal funds sold	10	10	30	30
Taxable investment securities	495	431	1,463	1,375

Total interest income	4,023	4,131	12,076	12,100

Interest expense:
Deposits	929	1,199	3,048	3,735
Other borrowed funds	122	139	387	421

Total interest expense	1,051	1,338	3,435	4,156

Net interest income	2,972	2,793	8,641	7,944

Provision for loan losses	349	441	863	4,128

Net interest income after provision for loan losses	2,623	2,352	7,778	3,816

Noninterest income:
Service charges on deposit accounts	117	114	343	360
Mortgage loan brokerage fees	35	72	70	119
Rental income	40	31	100	92
Gain on sale of other real estate	—	—	—	77
Gain on sale of investment securities	67	—	196	—
Other income	42	18	70	49

Total noninterest income	301	235	779	697

Noninterest expense:
Salaries and employee benefits	1,121	1,214	3,584	3,446
Occupancy and equipment expense	324	338	989	958
Data processing expense	168	111	451	330
Advertising and marketing expense	53	64	189	297
Professional fees	72	102	223	302
FDIC insurance assessment	99	129	451	389
Loss on sale and writedowns of other real estate	79	—	114	—
Other expense	371	319	1,067	896

Total noninterest expense	2,287	2,277	7,068	6,618

Net income (loss) before income taxes	637	310	1,489	(2,105)
Income tax expense	—	—	—	—

Net income (loss)	637	310	1,489	(2,105)

Dividends accumulated on preferred stock	134	134	400	400
Accretion of discount on preferred stock	18	16	53	51

Net income (loss) available to common shareholders	$485	$160	$1,036	$(2,556)

Income (loss) per common share, basic and diluted	$0.15	$0.05	$0.32	$(0.79)

Weighted average common shares outstanding	3,241,547	3,241,547	3,241,547	3,239,773

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

In Thousands	Unaudited September 30, 2011	Unaudited September 30, 2010
Cash flows from operating activities:
Net income (loss)	$1,489	$(2,105)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	409	465
Provision for loan losses	863	4,128
Amortization of premium on securities, net	334	212
Loss (gain) on sale of investment securities	(196)	—
Loss (gain) on sale and writedowns of other real estate	114	(77)
Stock compensation expense	16	40
Changes in assets and liabilities:
Accrued income	40	(95)
Other assets	497	(1,759)
Accrued interest payable	(143)	(322)
Other liabilities	129	416

Net cash flows provided by operating activities	3,552	903

Cash flows from investing activities:
Net decrease in federal funds sold	7,933	9,453
Purchases of investment securities	(38,794)	(24,683)
Sales/maturities of available for sale securities	23,563	19,928
Sale (purchase) of restricted equity securities, net	222	(140)
Net (increase) decrease in loans	5,938	(15,757)
Proceeds from sale of other real estate	419	344
Purchases of property and equipment	(1,306)	(1,126)

Net cash flows (used in) investing activities	(2,025)	(11,981)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	7,862	(2,404)
Net increase (decrease) in interest-bearing deposits	(2,401)	23,175
Net increase (decrease) in short-term borrowings	256	(33)
Net decrease in long-term FHLB borrowings	(2,350)	(4,250)
Preferred stock dividend payment	—	(267)

Net cash flows provided by financing activities	3,367	16,221

Net increase in cash and cash equivalents	4,894	5,143
Cash and cash equivalents, beginning	4,479	7,051

Cash and cash equivalents, ending	$9,373	$12,194

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,578	$4,478

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain (loss) on securities available for sale	$1,498	$1,249

Transfer from loans to other real estate	$4,852	$1,835

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

Basis of Presentation

The consolidated financial statements as of September 30, 2011 and for the periods ended September 30, 2011 and 2010 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2010, included in the Company’s Form 10-K for the year ended December 31, 2010.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HomeTown Bank. All significant intercompany accounts and transactions associated with the Company’s wholly-owned subsidiary have been eliminated.

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

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of September 30, 2011 and December 31, 2010, are as follows:

(Dollars In Thousands)	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$28,290	$436	$(38)	$28,688
Mortgage-backed securities	32,487	557	(27)	33,017
Municipal securities	6,331	224	(66)	6,489

	$67,108	$1,217	$(131)	$68,194

(Dollars In Thousands)	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$23,632	$210	$(497)	$23,345
Mortgage-backed securities	26,343	52	(75)	26,320
Municipal securities	2,040	—	(102)	1,938

	$52,015	$262	$(674)	$51,603

As of September 30, 2011, there were no individual securities that had been in a continuous loss position for more than 12 months.

The following table demonstrates the unrealized loss position of securities available for sale at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$4,203	$(38)	$—	$—	$4,203	$(38)
Mortgage-backed securities	6,000	(27)	—	—	6,000	(27)
Municipal securities	1,931	(66)	—	—	1,931	(66)

	$12,134	$(131)	$—	$—	$12,134	$(131)

	December 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$14,833	$(497)	$—	$—	$14,833	$(497)
Mortgage-backed securities	16,086	(75)	—	—	16,086	(75)
Municipal securities	1,686	(102)	—	—	1,686	(102)

	$32,605	$(674)	$—	$—	$32,605	$(674)

There are 0 debt securities with fair values totaling $0 million considered temporarily impaired at September 30, 2011. The primary cause of impairment was fluctuations in interest rates. At September 30, 2011, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The Company realized a $0 thousand gain on sale of its available for sale securities for the period ended September 30, 2011 and had no realized gain or loss on sale of securities in the first quarter of 2010.

The amortized cost and estimated fair values of investment securities available for sale at September 30, 2011 are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$—	$—
Over one through five years	4,066	4,134
Over five through ten years	25,460	25,958
Greater than 10 years	37,582	38,102

	$67,108	$68,194

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2011 and December 31, 2010 were as follows:

(Dollars In Thousands)	September 30, 2011	December 31, 2010
Construction:
Residential	$4,817	$7,608
Land acquisition, development & commercial	26,318	28,981
Real Estate:
Residential	56,646	55,381
Commercial	101,363	109,674
Commercial, industrial & agricultural	36,961	39,204
Equity lines	20,452	20,121
Consumer	5,061	3,137

Total Loans	$251,618	$264,106

Less allowance for loan losses	(4,393)	(5,228)

Loans, net	$247,225	$258,878

The past due and non accrual status of loans as of September 30, 2011 was as follows:

	$253,420	$253,420	$253,420	$253,420	$253,420	$253,420	$253,420
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$236	$—	$—	$236	$4,581	$4,817	$—
Land acquisition, development & commercial	—	97	—	97	26,221	$26,318	980
Real Estate:
Residential	—	—	—	—	56,646	$56,646	179
Commercial	—	—	—	—	101,363	$101,363	—
Commercial, industrial & agricultural	—	140	—	140	36,821	$36,961	—
Equity lines	—	—	—	—	20,452	$20,452	643
Consumer	11	—	—	11	5,050	$5,061	—

Total	$247	$237	$—	$484	$251,134	$251,618	$1,802

The past due and non accrual status of loans as of December 31, 2010 was as follows:

	$253,420	$253,420	$253,420	$253,420	$253,420	$253,420	$253,420
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$224	$224	$7,384	$7,608	$224
Land acquisition, development & commercial	960	429	2,166	3,555	25,426	28,981	2,166
Real Estate:					—
Residential	261	5,016	875	6,152	49,229	55,381	875
Commercial	—	—	—	—	109,674	109,674
Commercial, industrial & agricultural	—	—	419	419	38,785	39,204	419
Equity lines	202	132	—	334	19,787	20,121	—
Consumer	2	—	—	2	3,135	3,137	—

Total	$1,425	$5,577	$3,684	$10,686	$253,420	$264,106	$3,684

There were no loans past due ninety days or more and still accruing interest at September 30, 2011 or December 31, 2010.

Impaired loans, which include TDRs of $4.7 million and the related allowance at September 30, 2011 were as follows:

(Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$570	$570	$—	$1,506	$19
Land acquisition, development & commercial	5,940	6,891	664	6,555	96
Real Estate:
Residential	179	179	—	2,328	30
Commercial	10,447	10,697	239	9,087	207
Commercial, industrial & agricultural	104	104	—	273	8
Equity lines	643	643	88	194	—
Consumer	—	—	—	—	—

Total	$17,883	$19,084	$991	$19,943	$360

Impaired loans, which include TDRs of $1.9 million and the related allowance at December 31, 2010 were as follows:

(Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$2,007	$2,007	$—	$1,250	$36
Land acquisition, development & commercial	7,893	9,229	1,065	7,349	239
Real Estate:
Residential	7,210	7,210	175	6,903	192
Commercial	9,302	9,302	282	6,322	273
Commercial, industrial & agricultural	428	428	—	960	17
Equity lines	—	—	—	49	—
Consumer	—	—	—	—	—

Total	$26,840	$28,176	$1,522	$22,833	$757

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDR’s”) that were classified as impaired. TDR’s at September 30, 2011 are comprise of 2 loans totaling $4.7 million, both of which are performing in accordance with their restructured terms and are not on nonaccrual status. This compares with $1.9 million in total restructured loans at December 31, 2010. The amount of the valuation allowance related to total TDR’s was $239,000 and $0 as of September 30, 2011 and December 31, 2010 respectively.

The $4.7 million in TDR’s which were performing as agreed under restructured terms as of September 30, 2011 is represented by two commercial real estate loans. The Company considers all loans classified as TDR’s to be impaired as of September 30, 2011.

As a result of adopting the amendments in ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” The Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance using review procedures in effect at that time.

The following table presents by class of loan, information related to loans modified in a TDR during the nine and three months ended September 30, 2011:

Loans modified as TDR’s For the nine months ended September 30, 2011
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real Estate loans:	—	—	—
Residential	—	—	—

Commercial	1	2,984	2,734

Commercial, industrial, agricultural
Equity lines	—	—	—
Consumer	—	—	—

Total Loans	1	$2,984	$2,734

Loans modified as TDR’s For the three months ended September 30, 2011
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real Estate loans:	—	—	—
Residential	—	—	—

Commercial	1	2,984	2,734

Commercial, industrial, agricultural
Equity lines	—	—	—
Consumer	—	—	—

Total Loans	1	$2,984	$2,734

During the nine months ended September 30, 2011, the Company modified one loan that was considered to be a TDR. We accepted a permanent reduction in the recorded investment in the loan. No loans modified as TDR’s from October 1, 2010 through September 30, 2011 subsequently defaulted (i.e. 90 days or more past due following a restructuring) during the nine and three months ended September 30, 2011.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company’s allowance for loan losses. When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent. Loans identified as TDR’s frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan. As a result of any modification as a TDR, the specific reserve associated with the loan may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDR’s.

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars In Thousands)	September 30, 2011	December 31, 2010

Balance at the beginning of the year	$5,228	$2,862
Provision charged to operations	863	6,453
Recoveries of loans charged off	3	77

Loans charged off	(1,701)	(4,164)

Balance at the end of the year	$4,393	$5,228

The following table presents, as of September 30, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Unallocated	Total
Beginning balance	$121	$1,802	$785	$1,356	$902	$222	$40	$—	$5,228
Charge-offs	—	(877)	(170)	(356)	(139)	(158)	(1)	—	(1,701)
Recoveries	—	—	—	—	—	—	3	—	3
Provisions	(88)	481	(104)	89	107	295	83	—	863

Ending Balance	$33	$1,406	$511	$1,089	$870	$359	$125	$—	$4,393

Ending balance: Individually evaluated for impairment	$—	$664	$—	$239	$—	$88	$—	$—	$991

Ending balance: Collectively evaluated for impairment	$33	$742	$511	$850	$870	$271	$125	$—	$3,402

Loans:

Ending balance	$4,817	$26,318	$56,646	$101,363	$36,961	$20,452	$5,061	$—	$251,618

Ending balance: Individually evaluated for impairment	$570	$5,940	$179	$10,447	$104	$643	$—	$—	$17,883

Ending balance: Collectively evaluated for impairment	$4,247	$20,378	$56,467	$90,916	$36,857	$19,809	$5,061	$—	$233,735

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Total

Ending balance	$121	$1,802	$785	$1,556	$702	$222	$40	$5,228

Ending balance: Individually evaluated for impairment	$—	$1,065	$175	$282	$—	$—	$—	$1,522

Ending balance: Collectively evaluated for impairment	$121	$737	$610	$1,274	$702	$222	$40	$3,706

Loans:

Ending balance	$7,608	$28,981	$55,381	$109,674	$39,204	$20,121	$3,137	$264,106

Ending balance: Individually evaluated for impairment	$2,007	$7,893	$7,210	$9,302	$428	$—	$—	$26,840

Ending balance: Collectively evaluated for impairment	$5,601	$21,088	$48,171	$100,372	$38,776	$20,121	$3,137	$237,266

Loans by credit quality indicators as of September 30, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Doubtful Nonaccrual	Total
Construction:
Residential	$4,247	$—	$570	$—	$—	$4,817
Land acquisition, development & commercial	18,791	2,157	4,390	336	644	26,318
Real Estate:
Residential	55,876	529	62	179	—	56,646
Commercial	89,367	3,868	8,128	—	—	101,363
Commercial, industrial & agricultural	36,961	—	—	—	—	36,961
Equity lines	18,788	181	840	643	—	20,452
Consumer	4,957	—	104	—	—	5,061

Total	$228,987	$6,735	$14,094	$1,158	$644	$251,618

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
Construction:
Residential	$5,250	$350	$1,784	$224	$7,608

Land acquisition, development & commercial	18,564	2,524	5,727	2,166	$28,981
Real Estate:
Residential	47,782	223	6,501	875	$55,381

Commercial	94,965	5,152	9,557	—	$109,674

Commercial, industrial & agricultural	37,239	35	1,511	419	$39,204
Equity lines	20,121	—	—	—	$20,121
Consumer	3,059	—	78	—	$3,137

Total	$226,980	$8,284	$25,158	$3,684	$264,106

At September 30, 2011 and December 31, 2010, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 485,760 shares of authorized common stock have been issued under the Plan and 64,240 shares of authorized common stock are available for issue under the Plan. There are options for 485,760 shares granted currently outstanding as of September 30, 2011, of which, 483,927 options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of September 30, 2011, no options have been exercised. The Company recorded compensation expense of $16 thousand and $40 thousand for the nine months ended September 30, 2011 and 2010. The aggregate intrinsic value of outstanding stock options was $0 at September 30, 2011. The weighted average remaining contractual term of outstanding options was 4.9 years at September 30, 2011.

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

The remaining unamortized compensation expense for stock options and restricted stock was $39 thousand at September 30, 2011 and will be recognized over the next 3.0 years.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

(Dollars In Thousands)		Carrying value at September 30, 2011
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$28,688		$28,688
Mortgaged-backed securities	33,017		33,017
Municipal securities	6,489		6,489
Derivative assets	215		215
Liabilities:
Derivative liabilities	$215		$215

(Dollars In Thousands)		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$23,345		$23,345
Mortgaged-backed securities	26,320		26,320
Municipal securities	1,938		1,938
Derivative assets	301		301
Liabilities:
Derivative liabilities	$301		$301

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

	$0,000	$0,000	$0,000	$0,000
(Dollars In Thousands)		Carrying value at September 30, 2011
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$16,892		$8,687	$8,205
Other real estate owned	$7,295		$7,295

(Dollars In Thousands)		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$25,318		$211	$25,107
Other real estate owned	$2,976		$2,976

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at September 30, 2011 and December 31, 2010:

(Dollars in Thousands)	September 30, 2011		December 31, 2010
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$9,373	$9,373	$4,479	$4,479
Federal funds sold	12,943	12,943	20,876	20,876
Securities available-for-sale	68,194	68,194	51,603	51,603
Loans, net	247,225	244,598	258,878	256,127
Accrued income	1,182	1,182	1,222	1,222
Derivative assets	215	215	301	301
Financial liabilities
Total deposits	305,954	306,707	300,493	301,233
Short term borrowings	537	537	281	281
FHLB borrowings	19,000	19,835	21,350	22,246
Accrued interest payable	623	623	766	766
Derivative liabilities	215	215	301	301

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Discussion of Operations

Nine Months Ended September 30, 2011

The Company recorded net income of $1.5 million for the nine months ended September 30, 2011 compared with a net loss of $2.1 million for the nine months ended September 30, 2010. After net accumulated dividends on preferred stock of $453 thousand in 2011 and $451 in 2010, the company had net income available to common shareholders of $.32 per share, compared with a net loss of $(.79) per share in 2010.

For the nine months ended September 30, 2011, net interest income increased $697 thousand from $7.9 million in 2010 to $8.6 million in 2011. This increase in net interest income is due to improvement in the net interest margin of 21 basis points to 3.43% for the nine months ended September 30, 2011 compared to the same period in 2010. The improvement in the net interest margin is due to the reduction in the cost of funds from 1.76% in 2010 to 1.40% in 2011. Average earning assets increased by $7.4 million in 2011 compared to 2010.

The provision for loan losses was $863 thousand for the first nine months of 2011, compared to $4.1 million for the same period last year. The allowance for loan losses was increased significantly in the second and fourth quarters of 2010. The lower provision in the current year compared to last year is due to a lower level of impaired loans, a reduction in net charge-offs, and a decline in general in loan volume. Impaired loans totaled $17.9 million at September 30, 2011, a decrease of $10.4 million from $28.3 million on the same day a year ago. Year to date net charge offs totaled $1.7 million as of September 30, 2011, down $2.4 million from a total of $4.1 million for the same period last year. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans. In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans.

In the first nine months of 2011, noninterest income increased from $697 thousand in 2010 to $779 thousand in 2011. In 2011 non recurring income from gains on the sale of investment securities totaled $196 thousand. In 2010, non recurring income from gains on the sale of other real estate owned totaled $77 thousand. In other recurring income categories, service charges on deposit accounts decreased from $360 thousand in 2010 to $343 thousand in 2011, a decrease $17 thousand or 4.7%. Mortgage loan brokerage fees decreased by $49 thousand from the first nine months of 2010 due to the softness of the residential housing market. Rental income was $100 thousand for the first nine months of 2011 compared to $92 thousand for the same period in 2010. Other income totaled $70 thousand year to date September 30, 2011 compared to $49 thousand for the same period last year. The current year included the recognition of $27 thousand in servicing fee income from a loan that has now been fully repaid.

Noninterest expense increased $450 thousand or 6.8% for the nine months ended September 30, 2011 when compared to the same period in 2010. The current year includes $114 loss on the sale of other real estate owned compared to no similar losses in 2010. Salaries and employee benefits increased $138 thousand or 4.0% from $3.4 million in 2010 to $3.6 million in 2011. This increase is due to increases in staffing to manage non performing assets and the creation in 2011 of an internal loan review department. In addition, the company has experienced increases in the cost of health care benefits. Occupancy and equipment expense increased $31 thousand or 3.2% to a total of $989 thousand for the nine months ended September 30, 2011 compared to 2010. The increase was due to higher real estate taxes as the result of the new property leased in 2010 and taxes associated with increased foreclosure activity. Year to date September 30, 2011, data processing expense was $121 thousand higher than the prior year due to the growth in the volume of customer accounts, the cost of some new enhancements to our core system software, and non-recurring conversion related expenses. Advertising and marketing expense was $108 thousand or 36.4% below last year due to an advertising campaign conducted in the second quarter of 2010 that was not repeated in 2011. FDIC Deposit Insurance increased $62 thousand from $389 thousand for the nine months ended September 30, 2010 to $451 thousand for the nine months ended September 30, 2011 due to an increase in the insurance rate. Professional fees for the nine months ended September 30, 2011 were $223 thousand, $79 thousand less than the same period last year. Lower consulting fees in 2011, were partially offset by increased legal fees related to non-performing assets. Other noninterest expense rose $171 thousand to $1.1 million year to date September 30, 2011 due to higher expenses related to other real estate owned.

Three Months Ended September 30, 2011

The Company had net income of $637 thousand for the three months ended September 30, 2011 compared with net income of $310 thousand for the three months ended September 30, 2010. After accumulated dividends on preferred stock of $152 thousand in 2011 and $150 in 2010, the company had net income available to common shareholders of $.15 per share, compared with $.05 per share in 2010.

The $327 thousand improvement in the net income position is due mainly to improved net interest income, which increased $179 thousand or 6.4% from $2.8 million for the third quarter of 2010 to $3.0 million for the same period in 2011. Net interest income rose due to the improvement in the net interest margin from 3.31% in 2010 to 3.53% in 2011 due primarily to lower rates paid on deposits in the lower interest rate environment. A lower provision for loan losses and higher noninterest income were also contributing factors to the higher net income position in 2011.

The provision for loan losses was $349 thousand for the three months ended September 30, 2011 compared to $441 thousand for the same period in 2010. The allowance for loan losses was increased significantly in the second and fourth quarters of 2010. The $92 thousand decrease in the provision for the third quarter of 2011 compared to the same period in 2010 resulted from a lower level of impaired loans, a reduction in net charge-offs, and a decline in general in loan volume as previously discussed. Lower general reserves since year end were also a factor in the lower provision and were calculated by dividing the remaining loan portfolio into 30 homogeneous pools, each with its unique degree of inherent risk. These pools are detailed in the allowance for loan loss calculation and are applied a loss percentage. The following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans, and classified loans.

For the third quarter of 2011, noninterest income increased $66 thousand to $301 thousand from $235 thousand for the same period in 2010, as the result of $67 thousand in gains realized from the sales of investment securities. Mortgage loan brokerage fees declined $37 thousand or 51.4% to $35 thousand for the three months ended September 30, 2011 compared to a year ago. Rental income for the third quarter of 2011 was $40 thousand, $9 thousand higher than the same period last year due to the collection of delinquent rental income from other real estate owned that was leased. Other income for the three months ended September 30, 2011 was $24 thousand higher than the three months last year due to the recognition of $27 thousand in servicing fee income from a loan that has now been fully repaid.

Noninterest expense totaled $2.3 million for the third quarter of 2011 and 2010, $10 thousand or less than 1% higher for the three months ended on September 30, 2011 when compared to the same period in 2010. The current year included $79 thousand of write downs and losses on sale of other real estate owned. Salaries and employee benefits totaled $1.1 million for the third quarter 2011, $93 thousand less than the same quarter last year. The decrease was due to a $125 thousand increase in the deferral of loan origination costs as a result of a higher number of student loan originations in 2011. Occupancy and equipment totaled $324 thousand for the third quarter of 2011 and was $13 thousand or 4.1% less than the third quarter of 2010, primarily as the result of lower depreciation costs for furniture and fixtures. Data processing expense increased from $111 thousand for the three months ended September 30, 2010 to $168 thousand for the same period in 2011, an increase of $57 thousand or 51%. This increase in data processing costs is attributed to the growth of the Company and the addition of new online banking capabilities and other core system enhancements. Advertising and marketing expense was $53 thousand and $64 thousand for the three months ended September 30, 2011 and 2010, respectively. Professional fees totaled $72 thousand for the third quarter of 2011 compared to $102 thousand for the third quarter of 2010. The third quarter FDIC insurance assessment expense totaled $99 thousand and $129 thousand for the third quarter of 2011 and 2010, respectively. Effective July 1, 2011 the FDIC insurance rate was lowered and the assessment base changed to net assets rather than total deposits. The effect of these changes were to lower our FDIC insurance costs. Other expense increased $52 thousand or 16.3% to $371 thousand for the three months ended September 30, 2011 compared to the same period in 2010, as the result of higher other real estate owned related expenses.

Financial Condition

At September 30, 2011, the Company had total assets of $359 million compared to $353 million at December 31, 2010. Total assets increased $6.4 million or 1.8% since year end 2010. At September 30, 2011, assets were comprised principally of loans, federal funds sold, and investment securities. Lower loan demand and a $4.3 million increase in other real estate owned led to a $12 million decrease in net loans from December 31, 2010 to $247 million at September 30, 2011. Federal funds sold decreased to $7.9 million from $20.9 million at December 31, 2010. Investment securities increased $16.6 million to $68.2 million at the end of the third quarter of 2011.

The Company’s liabilities at September 30, 2011 totaled $327 million compared to $323 million at December 31, 2010, an increase of $3.4 million or 1.0%. Noninterest-bearing deposits increased by $7.9 million, while interest-bearing deposits were down $2.4 million from December 31, 2010 to September 30, 2011.

At September 30, 2011 and December 31, 2010, the Company had stockholders’ equity of $32.7 million and $29.7 million, respectively, an increase of $3.0 million or 10.1%. Changes to stockholders’ equity year to date through September 30, 2011 included net income of $1.5 million and an increase in the market value of investment securities available for sale of $1.5 million which increased stockholders’ equity.

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

Management believes the Company has sufficient capital to fund its operations. At September 30, 2011, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had no loans past due ninety days or more and still accruing interest and 5 nonaccrual loans totaling $1.8 million as well as $7.3 million of other real estate owned at September 30, 2011.

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

Specific loss reserves for loans individually evaluated for impairment totaled $991,000 at September 30, 2011 compared to $1,522,000 at December 31, 2010, a decrease of $531 thousand. Impaired loans declined $8.9 million from $26.8 million at December 31, 2010 to $17.9 million at September 30, 2011. This decrease in the level of impaired loans was due primarily to foreclosure on properties securing impaired loans totaling $6.1 million and the upgrading of four loans totaling $6.2 million. These actions were offset by the identification of new impaired loans totaling $3.4 million. General loss reserves totaled $3.4 million at September 30, 2011 compared to $3.7 million at

December 31, 2010. Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $349 thousand in the third quarter of 2011 compared to $441 thousand in the same quarter of 2010. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.75% at September 30, 2011 and 1.98% at December 31, 2010.

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

At September 30, 2011, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $90.1 million. At September 30, 2011, 23% or $58.1 million of the loan portfolio would mature within one year. At September 30, 2011, non-deposit sources of available funds totaled $28.9 million, which included $9.9 million immediately available from FHLB. During the first nine months of 2011, other borrowing activity included a principal pay down of $2.4 million of FHLB borrowings compared to $4.3 million during the same period last year.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$34,848	13.4%	$20,805	8.0%	N/A	N/A
HomeTown Bank	$32,523	12.5%	$20,815	8.0%	$26,018	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$31,573	12.1%	$10,437	4.0%	N/A	N/A
HomeTown Bank	$29,248	11.2%	$10,446	4.0%	$15,669	6.0%
Tier I Capital (to Average Assets)
Consolidated	$31,573	8.8%	$14,351	4.0%	N/A	N/A
HomeTown Bank	$29,248	8.1%	$14,443	4.0%	$18,054	5.0%

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

At September 30, 2011 outstanding commitments to extend credit including letters of credit were $37.9 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The Bank/Company has included the required disclosures in its (consolidated) financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Bank/Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Bank/Company is currently assessing the impact that ASU 2011-03 will have on its (consolidated) financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Bank/Company is currently assessing the impact that ASU 2011-04 will have on its (consolidated) financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Bank/Company is currently assessing the impact that ASU 2011-05 will have on its (consolidated) financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Bank/Company is currently assessing the impact that ASU 2011-08 will have on its (consolidated) financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

Exhibit No.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 10, 2011	By:	/S/ SUSAN K. STILL
Susan K. Still

President

Chief Executive Officer

Date: November 10, 2011	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.

Executive Vice President

Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.