Form 10-K
period 2011-12-31
HomeTown Bankshares Corp
filed 2012-03-29
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011. $13,092,962, based on $4.25 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,262,518 shares outstanding as of March 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement for the 2012 Annual Meeting of Shareholders have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

i

PART I

ITEM 1.	BUSINESS.

Overview and History

General

HomeTown Bankshares Corporation (the “Company”, “HomeTown Bankshares”) was incorporated in the Commonwealth of Virginia on December 8, 2008. On September 4, 2009, the Company acquired all of the outstanding shares of HomeTown Bank in a one for one exchange of stock.

The Company is authorized as a bank holding company. The holding company structure provides greater flexibility than a bank standing alone because it allows expansion and diversification of business activities through subsidiaries or through acquisitions. HomeTown Bankshares Corporation’s business is conducted through its wholly-owned subsidiary, HomeTown Bank.

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

Deposit Services. The Bank offers a full range of deposit services that are typically available in most banks, savings banks and credit unions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. From the beginning the Bank has focused on convenience, innovation, and value. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, and associations and organizations.

Lending Services. The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans and lines of credit include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans.

Consumer Residential Mortgage Origination. The Bank, as a representative for mortgage companies, originates consumer residential mortgage loans. Loans originated are conforming and non-conforming home mortgages in its market area, as defined below. As part of the Bank’s overall risk management strategy, loans originated and closed by the Mortgage Department are pre-sold to major national mortgage banking or financial institutions and at no time are carried on the Bank’s balance sheet. In addition to creating customer relationships and the opportunity to sell other products and services, the bank receives fee income for this service.

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

Market Area

The Bank’s market area primarily consists of the City of Roanoke, Roanoke County, and the City of Salem,Virginia and contiguous counties, including Bedford, Franklin and Montgomery, Virginia. Total population in the market area equals approximately 300,000. The area is serviced by one daily newspaper, at least 6 weekly, multi-weekly or bi-weekly newspapers and a number of radio and television stations providing diverse media outlets. The City of Roanoke and Roanoke County, the location of three of the Bank’s offices, has the largest population base, with approximately 180,000 persons. The Roanoke market area is diversified by industry groups with retail trade, services, transportation, manufacturing, finance, insurance and real estate. Roanoke is a regional center for banking, medicine and the legal and business professional community. Carilion Clinic, Advance Auto Parts, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other major employers include Norfolk Southern Corporation, General Electric Co., Wells Fargo Bank, Roanoke College, and Hollins University.

Employees

As of December 31, 2011, the Company had 80 employees, including 78 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

Supervision and Regulation

HomeTown Bankshares Corporation

HomeTown Bankshares is a bank holding company organized under the Federal Bank Holding Company Act of 1956 (“BHCA”), which is administered by the Federal Reserve Board. HomeTown Bankshares is required to file an annual report with the Federal Reserve Board and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve Board is authorized to examine HomeTown Bankshares and its subsidiary.

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

Under the CPP, the Company and its Named Executive Officers amended certain employment agreements and benefit plans and arrangements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA as implemented by any guidance or regulation under Section 111(b) of EESA that was issued and in effect as of the closing date of the transaction. Section 7001 of the American Recovery and Reinvestment Act of 2009 (“ARRA”) amends Section 111 of EESA to provide that participants in the CPP are subject to the standards established by the Secretary of the Treasury, and directs the Secretary of the Treasury to require each CPP recipient to meet appropriate standards for executive compensation and corporate governance. On June 15, 2009, the Treasury issued an interim final rule, Trouble Asset Relief Program (TARP) Standards For Compensation and Corporate Governance, to provide guidance on the executive compensation and corporate governance provisions of the EESA as amended by the ARRA.

The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve Board has found those activities to be incidental to banking. Bank holding companies also may not acquire more than 5% of the voting shares of any company engaged in nonbanking activities. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve Board before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

Virginia State Corporation Commission. All Virginia bank holding companies are required to register with the Virginia State Corporation Commission (the “Commission”). HomeTown Bankshares is required to report to the Commission with respect to financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GLBA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. HomeTown Bankshares is not a financial holding company.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“SOX”) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including HomeTown Bankshares. SOX creates increased responsibilities for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on HomeTown Bankshares’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines that are applicable to HomeTown Bankshares. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. HomeTown Bankshares is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against HomeTown Bankshares if its subsidiary bank becomes undercapitalized. HomeTown Bankshares’s bank subsidiary is well capitalized and fully in compliance with capital guidelines. However, regulatory capital requirements relate to earnings and asset quality, among other factors. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels.

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U. S. Treasury announced the Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. Under the program, the Treasury was authorized to purchase up to $250 billion of senior preferred shares in qualifying U.S. banks, savings and loan associations, and bank and savings and loan holding companies. The amount of TARP funds was later increased to $350 billion.

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

The Dodd-Frank Act

The financial regulatory reform legislation “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law on July 21, 2010. The Dodd-Frank Act implements financial regulatory reform across the entire financial landscape and has far-reaching provisions including among other things:

•

Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve Board and to the Bank by the FDIC.

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

•

Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, which must still be defined by the regulators. Federal Housing Administration, Veterans Affairs and Rural Housing Service loans are specifically exempted from the risk retention requirements.

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

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company is not directly subject to these rules for as long as the Company’s assets do not exceed $10 billion, the Company’s activities as a debit card issuer may be indirectly impacted, potentially requiring the Company to match new lower fee structures implemented by larger financial institutions in order to remain competitive.

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

Deposit Insurance. HomeTown Bank has deposits that are insured by the FDIC. The FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. It is anticipated that assessments will increase in the future, to offset demands on the DIF from banks that fail in the troubled economy and due to the anticipated growth of the Bank.

On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act, which also requires the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depositary institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act permanently increased the maximum deposit insurance amounts for banks, savings institutions and credit unions to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.

The FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts for FDIC-insured institutions that elected to participate. HomeTown Bank elected to participate in this program, and its DIF assessments have increased to reflect the additional FDIC coverage. After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

Capital Requirements. The same capital requirements that are discussed above with relation to HomeTown Bankshares are applied to HomeTown Bank by the Federal Reserve Board. Federal Reserve Board guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. Also, capital requirements can be increased based on earnings and asset quality concerns as well as other issues.

Mergers and Acquisitions. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve Board before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank or bank holding company, subject to certain conditions, including nationwide and state concentration limits. Banks also are able to branch across state lines, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia law permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

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

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of March 15, 2012 and their areas of responsibility. The executive officer biographies follow the table

Name	Age	Position
Susan K. Still	58	President & CEO
Charles W. Maness, Jr.	55	Executive Vice President & CFO
William C. Moses	56	Executive Vice President & Chief Credit Officer
Terrance E. O’Shaughnessy	56	Executive Vice President & Chief Lending Officer
Lauire C. Hart	50	Executive Vice President & Chief Retail and Deposit Officer

Susan K. Still, has served as President and Chief Executive Officer of the Company since May 2008. Ms. Still is also a member of the Company’s board of directors and served as the Bank’s Chief Lending Officer from November 2005 to May 2008.

Charles W. Maness, Jr., has served as Executive Vice President and Chief Financial Officer of the Company since May 2006.

William C. Moses, has served as Executive Vice President and Chief Credit Officer of the Company since November 2005.

Terrance E. O’Shaughnessy., has served as Executive Vice President and Chief Lending Officer of the Company since June 2008 and previously served as a commercial lender for the Company since June 2007.

Lauire C. Hart, has served as Executive Vice President and Chief Retail and Deposit Officer of the Company since November 2008 and previously served Senior Vice President and Deposit Officer since November 2007.

ITEM 1A.	RISK FACTORS.

Not Required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Required.

ITEM 2.	PROPERTIES.

As of March 27, 2012, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 1540 Roanoke Street, Christiansburg, Virginia (the “Christiansburg Office”) and vi) a loan production and administrative office at 1655 Roanoke Street, Christiansburg, Virginia.

The Downtown Office. The Bank leases certain space located at 202 S. Jefferson Street, Roanoke, Virginia. The lease is for a period of 10 years, 11 months from January 31, 2005 with options to renew the lease for two periods of five years. The Downtown Branch opened on November 14, 2005.

The Smith Mountain Lake Office. The Bank purchased the Smith Mountain Lake branch on February 14, 2006 and received regulatory approval and opened the office on May 8, 2006.

The Colonial Avenue at 419 Office. The Bank purchased the property for the Colonial Avenue at 419 office on August 31, 2006 and received regulatory approval and opened the Colonial Avenue at 419 Branch on March 22, 2007.

The South Roanoke Office. The Bank leases real property and improvements thereto located at 3521 Franklin Road, Roanoke, Virginia. The Bank received regulatory approval and opened a branch at this location on July 9, 2007. The lease is for a period of five years from August 1, 2006 with options to renew for two periods of five years.

The Christiansburg Office. The Bank leased real property and improvements thereto located at 1540 Roanoke Street, Christiansburg, Virginia on April 30, 2008 and received regulatory approval and opened a branch at this location on June 19, 2008. This office operates under the name “NewRiver Bank, a branch of HomeTown Bank”. The lease is for a term of five years from April 30, 2008 with a five year renewal option.

The Christiansburg Loan Production and Administrative Office. The Bank leases real property and improvements thereto located at 1655 Roanoke Street, Christiansburg, Virginia. This office is for loan production purposes and also provides administrative support for our New River Valley operations. The lease is for a term of five years from April 30, 2008 with a five year renewal option.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank is not involved in any material pending legal proceedings at this time, other than routine litigation incidental to its business, and the Company does not expect that such litigation will be material in respect to the amount in controversy.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, are neither listed on any stock exchange nor quoted on the Over the Counter Bulletin Board and trade infrequently. Shares of the Company’s common stock have periodically been sold in a limited number of privately negotiated transactions. Based on available information, the Company believes that from January 1, 2011 to December 31, 2011, the selling price of shares of its common stock ranged from $3.61 to $5.25. There may, however, have been other transactions at other prices not known to the Company.

	2011		2010
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$5.25	$4.60	$7.00	$5.65
June 30	$4.80	$4.00	$8.60	$6.25
September 30	$4.50	$3.61	$8.25	$6.00
December 31	$4.45	$3.82	$7.50	$4.50

As of March 27, 2012, there were 3,262,518 shares of the Company’s common stock outstanding, which shares were held by 1,882 shareholders of record. No cash dividends have been paid on the common stock to date.

Dividends

The Company is subject to certain restrictions imposed by the Federal Reserve Board and capital requirements of federal and Virginia banking statutes and regulations. In addition, a significant portion of the revenues of the Company result from dividends paid to it by the Bank, and there are various legal limitations applicable to the payment of dividends by the Bank to the Company. Several restrictions on the ability of the Company and the Bank to issue dividends are imposed by the Treasury in connection with the Company’s participation in TARP, including that consent of the Treasury is required in many instances before the Company can issue a dividend to shareholders. The Company has never paid a cash dividend on its common stock and has no present plans to do so.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on the Company’s management team, including its ability to attract and retain key personnel;

•	interest rate fluctuations;

•	maintaining capital levels adequate to support the Company’s growth;

•	risk inherent in making loans such as repayment risks and fluctuating collateral values;

•	the ability to attract low cost core deposits to fund asset growth;

•	changes in laws and regulations applicable to us;

•	changes in general economic and business conditions;

•	competition within and from outside the banking industry;

•	problems with our technology;

•	changing trends in customer profiles and behavior; and

•	new products and services in the banking industry.

Although the Company’s management believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of management’s knowledge of the Company’s business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Management monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. Management maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. Management recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2011 and 2010. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

The Company initiated its banking operations through the Bank, on November 14, 2005 with the opening of its main office at 202 S. Jefferson Street, Roanoke, Virginia. The bank has experienced consistent growth over the last six years.

The Business

HomeTown Bank provides a full complement of consumer and commercial banking services to its primary service area which includes the City of Roanoke, Roanoke County, and the City of Salem, Virginia and contiguous counties, including Bedford, Franklin and Montgomery, Virginia. We place an emphasis on personal service and offer a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Bank has branch offices in Franklin County, Virginia at Westlake, in Roanoke County at the intersection of Colonial Avenue and Virginia Route 419, in Roanoke City on Franklin Road in South Roanoke. In July 2008, the Bank opened two offices in Christiansburg, Virginia, a branch office and a loan production and administrative support office for operations in the New River Valley market. These two offices operate under the name NewRiver Bank, a branch of HomeTown Bank.

Discussion of Results of Operations

The Company currently operates five deposit offices and one loan production office. The main office and South Roanoke office in Roanoke City, the Colonial Avenue at 419 office in Roanoke County, the Smith Mountain Lake office in Franklin County at the Westlake community, and the branch office and loan production and administrative office of NewRiver Bank in Christiansburg, Virginia.

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

The Company opened five new offices in the first four years of operations pursuant to a plan to expand its infrastructure rapidly to best serve its customer base and build its geographic footprint. In order to utilize the capacity of our offices generated by this growth, the Company has also aggressively grown loans and deposits and maintained a high loan to deposit ratio for much of this time. The Company’s rapid growth in the first four years was moderated in 2010 and 2011 with 2011 resulting in a decline in total loans of $15 million. The decline in loans in 2011 was due to lack of loan demand and the Company’s desire to maintain a strong capital position. As a result of moderating loan growth, liquidity has increased. In addition to asset sources of liquidity, the Company has available $19 million of federal funds lines of credit and $7.4 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of total assets from the Federal Home Loan Bank provided qualifying collateral is pledged.

Overview of Results of Operations

The Company recorded net income available to common share holders of $1.3 million or $.41 per basic and diluted share for the year ended December 31, 2011, compared to a net loss available to common share holders of $4.5 million or $1.38 per basic and diluted share for the year ended December 31, 2010. A lower provision for loan losses and higher net interest income were the two major factors contributing to the improvement in earnings performance.

The provision for loan losses decreased from $6.5 million in 2010 to $1.2 million in 2011, a decrease of $5.2 million or 81.1%. At December 31, 2011, the valuation allowance related to impaired loans totaled $629 thousand compared to $1.5 million at December 31, 2010.

Net interest income continued to improve, increasing $932 thousand or 8.7% in 2011 to $11.7 million compared to $10.7 million in 2010. This is due primarily to a substantial drop in our cost of funds. Average earning assets increased from $330.8 million in 2010 to $335.6 million in 2011, an increase of 1.5%.

In 2011, noninterest income increased $191 thousand to $1.04 million from $847 thousand in 2010, an increase of 22.6%. The increase in noninterest income is due to a $196 thousand gain on sales of securities in 2011. There were no sales of securities in 2010.

Noninterest expense rose $562 thousand or 6.2% to $9.6 million in 2011 compared to $9.0 million in 2010. Net losses on sales and writedowns on other real estate owned totaled $333 thousand in 2011 compared to net gains on sales of other real estate in 2010, resulting in a total fluctuation of $410 thousand between the two years. Increases in salaries and benefits, and data processing expense were partially offset by lower professional fees.

Summary of Financial Condition

Total assets at December 31, 2011 were $361.2 million; an increase of $8.1 million or 2.3%, from $353.1 at December 31, 2010.

Cash and cash equivalents increased by $8.1 million to $12.5 million at December 31, 2011, an increase of 179.7%.

Federal funds sold decreased $10.5 million or 50.4% to $10.4 million at December 31, 2011.

Securities available-for-sale increased $17.6 million or 34.1% to $69.2 million at December 31, 2011 from $51.6 million at December 31, 2010.

Loans, net of allowance for loan losses, decreased from $258.9 million at December 31, 2010 to $245.1 million as of December 31, 2011, a decrease of $13.8 million or 5.3%. Loans as a percentage of assets declined to 67.9% at December 31, 2011 compared to 73.3% at December 31, 2010.

Company premises and equipment, net of accumulated depreciation increased $810 thousand, or 9.2%, to $9.6 million at the end of 2011.

Total liabilities at December 31, 2011 were $328.1 million an increase of $4.6 million, or 1.4%, from $323.4 million at December 31, 2010. Total deposits, the primary component of total liabilities, were $307.6 million at December 31, 2011, an increase of $7.1 million or 2.4%, from $300.5 million as of December 31, 2010. Total stockholders’ equity amounted to $33.1 million at December 31, 2011 compared to $29.7 million at December 31, 2010, an increase of $3.4 million or 11.6%. Stockholders’ equity has been increased by other comprehensive income of $1.1 million at the end of 2011 compared to other comprehensive loss of $412 thousand at the end of 2010, a total fluctuation of $1.5 million. Stockholders’ equity was further increased by 2011’s net income before dividends accumulated on preferred stock of $1.9 million.

Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

At December 31, 2011, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Following is a breakdown of our nonperforming loans by assets type:

(Dollars in thousands)	2011	2010	2009	2008	2007
Real Estate:
Construction and land development	$632	$2,390	$2,386	$2,259	$—
Residential 1-4 families	1,357	875	806	771	207
Commercial real estate	—	—	1,204	—	—
Commercial loans	43	419	44	—	—
Loans to individuals	—	—	38	—	—

Total Nonperforming Loans	$2,032	$3,684	$4,478	$3,030	$207
Other real estate owned	9,562	2,976	707	251	—

Total nonperforming assets	$11,594	$6,660	$5,185	$3,281	$207

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had $11.6 million in non-performing assets at December 31, 2011 compared to $6.7 million on the same day a year ago. Non-accrual loans decreased $1.7 million from year end 2010 to $2.0 million at the end of 2011. The aggressive pursuit of troubled loans and foreclosed properties resulted in the other real estate owned rising $6.6 million to a total of $9.6 million at December 31, 2011. The Company had no loans past-due ninety days or more and still accruing interest at the end of 2011 or 2010.

Loan quality began to stabilize and improve during 2011. At December 31, 2011 impaired loans totaled $15.9 million and the Company established a valuation allowance of $629 thousand; compared to a total of $26.8 million in impaired loans with an established allowance of $1.5 million at the end of 2010.

At December 31, 2011, total impaired loans of $15.9 million included $3.0 million of impaired loans for land acquisition, development and commercial construction, and $11.6 million represented commercial real estate loans.

The rise in the level of impaired loans during 2010 was due to the weakening financial performance of selected borrowers and was not concentrated in any single industry. Of the $26.8 million in impaired loans at December 31, 2010, $7.9 million are for land acquisition, development and commercial construction, $9.3 million represents owner occupied commercial real estate loans and $7.2 million are for residential real estate secured loans, primarily rental of single family and multi-family housing units.

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

The allowance for loan losses decreased from $5.2 million at December 31, 2010 to $4.0 million at December 31, 2011. This decrease was due to decreases in both specific and general reserves, dictated by decreased impaired loans, decreased charged off loans and the reduction of total loans outstanding. Specific loss reserves for loans individually evaluated for impairment totaled $629 thousand at December 31, 2011 compared to $1.5 million at December 31, 2010, a decrease of $893 thousand. Impaired loans declined $8.9 million from $26.8 million at December 31, 2010 to $15.9 million at December 31, 2011. This decrease in the level of impaired loans was due primarily to foreclosure on properties securing impaired loans totaling $9.3 million and the upgrading of four loans totaling $6.2 million. These actions were offset by the identification of new impaired loans totaling $3.5 million. General loss reserves totaled $3.3 million at December 31, 2011 compared to $3.7 million at December 31, 2010. Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $1.2 million in 2011 compared to $6.5 million in 2010. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.60% at December 31, 2011 and 1.98% at December 31, 2010.

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

Net interest income increased $932 or 8.7% to $11.7 million in 2011, from $10.7 million in 2010. The increase was due primarily to the decrease in the Company’s funding costs as higher priced deposits re-priced to lower rates in 2011. The loan portfolio as a percentage of assets and deposits is 67.9% and 79.7%, respectively, at December 31, 2011, as compared to 73.3% and 86.2%, respectively, at December 31, 2010. The net interest margin increased 23 basis points to 3.48% for 2011 from 3.25% for 2010. The average rate on earning assets decreased 12 basis points from 4.89% for 2010 to 4.77% for 2011. In comparison, the average rate on interest-bearing liabilities decreased 41 basis points from 1.84% in 2010 to 1.43% in 2011.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2011, 2010 and 2009, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances. We have no tax exempt assets for the periods presented.

Average Balances, Interest Income and Expense, Yields and Rates

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$12,268	$28	0.22%	$16,607	$39	0.24%	$10,215	$23	0.23%
Deposits in banks	1,007	6	0.63%	433	—	0.11%	128	—	0.00%
Securities, taxable	62,196	1,904	3.06%	48,060	1,726	3.59%	19,144	833	4.35%
Restricted equity securities	2,432	63	2.59%	2,660	59	2.20%	2,023	43	2.13%
Loans	257,726	14,013	5.44%	263,011	14,362	5.46%	236,956	12,986	5.48%

Total earnings assets	335,629	16,014	4.77%	330,771	16,186	4.89%	268,466	13,885	5.17%
Less: Allowance for loan losses	(4,777)			(3,891)			(2,532)
Total non-earning assets	26,591			22,824			19,852

Total Assets	$357,443			$349,704			$285,786

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$58,046	$510	0.88%	$37,575	$406	1.08%	$32,496	$406	1.25%
Money market savings	69,241	644	0.93%	54,133	747	1.38%	23,234	316	1.36%
Regular savings	13,937	179	1.29%	9,222	156	1.69%	2,591	41	1.58%
Time Deposits	140,717	2,498	1.78%	167,037	3,568	2.14%	163,191	4,518	2.77%
Short term borrowings	523	5	0.85%	428	4	0.89%	806	8	0.87%
FHLB borrowings	19,481	498	2.52%	27,292	557	2.01%	19,146	595	3.10%

Total interest bearing liabilities	301,945	4,334	1.43%	295,687	5,438	1.84%	241,464	5,884	2.44%
Non-interest bearing liabilities:
Demand deposits	24,986			21,304			14,157
Other liabilities	1,304			1,485			1,842

Total liabilities	328,235			318,476			257,463

Stockholders’ equity	29,208			31,228			28,323

Total Liabilities and Stockholders’ Equity	$357,443			$349,704			$285,786

Net interest income		$11,680			$10,748			$8,001

Interest rate spread			3.34%			3.05%			2.73%

Interest expense to average earning assets			1.29%			1.64%			2.19%

Net interest margin			3.48%			3.25%			2.98%

Rate and Volume Analysis

	2011 Compared to 2010			2010 Compared to 2009
	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(11)	$(2)	$(9)	$16	$2	$14
Deposits in banks	6	5	1	—	—	—
Securities, taxable	178	(328)	506	893	(168)	1,061
Restricted equity securities	4	9	(5)	16	(1)	17
Loans	(349)	(62)	(287)	1,376	(47)	1,423

Total interest income	(172)	(378)	206	2,301	(214)	2,515

Interest expense:
Interest bearing liabilities:
Checking	104	(86)	190	—	(59)	59
Money market savings	(103)	(280)	177	431	5	426
Regular savings	23	(43)	66	115	3	112
Time Deposits	(1,070)	(1,316)	246	(950)	(664)	(286)
Short term borrowings	1	—	1	(4)	(4)	—
FHLB borrowings	(59)	122	(181)	(38)	(243)	205

Total interest bearing liabilities	(1,104)	(1,603)	499	(446)	(962)	516

Net interest income	$932	$1,225	$(293)	$2,747	$748	$1,999

Noninterest Income

Noninterest income includes service charges on deposit accounts, brokerage fees on non-portfolio mortgage loans, gains on securities sales, and rental income from tenants leasing offices at the Colonial Avenue at 419 location. Noninterest income increased to $1.0 million in 2011 from $847 thousand in 2010 primarily due to the gain on sales of securities in 2011; there were no securities sales in 2010. Due to the low mortgage loan interest rates in 2010, a high volume of homeowners refinanced their mortgages in 2010. Rates continued to decline in 2011, but less dramatically than in 2010; thus the rate of refinancing dropped resulting in a decrease of $28 thousand or 16% in our mortgage loan brokerage fee income in 2011 compared to 2010. Service charges on deposit accounts decreased $38 thousand to $256 thousand for 2011. Other income for the year ended 2011 totaled $311 thousand compared to $244 thousand for 2010. Other income for 2011 includes $27 thousand of servicing fee income recognized on a large loan that has now been fully repaid.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2011	2010
Service charges on deposit accounts	$256	$294
Mortgage loan brokerage fees	147	175
Rental Income	128	134
Gain on sale of investment securities	196	—
Other Income	311	244

Total non-interest income	$1,038	$847

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, advertising and marketing, FDIC insurance, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.

Total noninterest expense increased $562 thousand or 6.2%, from $9.0 million in 2010 to $9.6 million in 2011. Salaries and employee benefits expense increased $204 thousand or 4.5% due primarily to the resumption of employee bonuses resulting from 2011 being profitable versus 2010 being a loss year. Occupancy and equipment expense totaled $1.3 million, for 2011 and 2010. Advertising and marketing expense for 2011 was $45 thousand or 12.0% less than the prior year. The decrease in professional fees of $200 thousand or 40.4% in 2011 was due in part to higher legal fees and other costs associated with the collection of loans and foreclosure of collateral in 2010. In late 2010 the Company created a Risk Management Department, consolidating all internal risk management and compliance staff into one department. In 2011 this Department was able to perform a number of risk management and compliance reviews that were previously done by outside consulting and compliance firms. Data processing expense increased $154 thousand for 2011 compared to 2010, due primarily to costs associated with the implementation of software enhancements and upgrading of the core processor. FDIC insurance expense decreased $118 thousand in 2011 due to overall decreases in assessment rates. Net losses on sales and writedowns on other real estate owned totaled $333 thousand in 2011 compared to net gains on sales of other real estate in 2010, resulting in a total fluctuation of $410 thousand between the two years. The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2011	2010
Salaries and employee benefits	$4,753	$4,549
Occupancy and equipment expense	1,286	1,286
Advertising and marketing expense	331	376
Professional fees	295	495
Data processing expense	599	445
Bank franchise taxes	204	203
FDIC insurance expense	539	657
Loss (gain) on sale and writedowns of other real estate	333	(77)
Other real estate owned expense	240	43
Other expense	997	1,038

Total non-interest expense	$9,577	$9,015

Salaries and employee benefits expense includes non-cash expense for stock based compensation of $22 thousand and $50 thousand in 2011 and 2010, respectively. See Part II, Item 8, Note 12 to the financial statements for additional information.

Income Tax Expense

The Company did not record in its current provision for income tax expense for 2011 or 2010 any income tax benefits due to the operational losses incurred in prior years. The tax benefit of these operational losses were reflected as a reduction of current tax provisions and may be reflected in future time periods if the Company continues to achieve operational profitability.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

(Dollars In Thousands)	2011	2010	2009	2008	2007
Construction:
Residential	$3,695	$7,608	$7,664	$4,503	$2,246
Land acquisition, development and commercial	23,911	28,981	38,493	39,142	20,214
Real Estate:
Residential	58,070	55,381	45,456	34,351	21,241
Commercial	102,312	109,674	102,401	84,104	59,789
Commercial, industrial, and agricultural	36,297	39,204	38,845	29,601	21,419
Equity Lines	19,018	20,121	16,023	12,855	7,369
Consumer	5,776	3,137	3,787	6,697	1,525

Total Loans	$249,079	$264,106	$252,669	$211,253	$133,803

Maturities of Loans at December 31, 2011 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$5,020	$8,049	$13,069
One to five years	9,026	2,148	11,174
After five years	3,363	—	3,363

Total	$17,409	$10,197	$27,606

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$3,470	$15,356	$18,826
One to five years	11,392	3,825	15,217
After five years	2,103	151	2,254

Total	$16,965	$19,332	$36,297

Provision and Allowance For Loan Losses

The provision for loan losses decreased from $6.5 million in 2010 to $1.2 million in 2011. The lower provision in the current year compared to last year is due to a lower level of impaired loans, a reduction in net charge-offs, and a decline in loan volume. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans classified as impaired totaled $15.9 million at December 31, 2011 compared to loans classified as impaired at December 31, 2010 of $26.8 million. Year to date net charge offs totaled $2.5 million for 2011, down $1.6 million or 60.0% from a total of $4.1 million for the same period last year.

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. At December 31, 2011, the valuation allowance related to impaired loans totaled $629 thousand compared to $1.5 million at December 31, 2010, a decrease of $893 thousand in specific reserves. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous segments, each with its unique degree of inherent risk and applying a loss factor to each segment of loans. In determining the loss factor for each segment of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan segment concentrations, loan segment volume, past due and non-accrual loans and classified loans. The allowance for loan losses represented 1.60% and 1.98% of total outstanding loans at December 31, 2011 and 2010, respectively.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2011	2010	2009	2008	2007
Balance, beginning	$5,228	$2,862	$2,862	$1,471	$664
Provision charged to operating expense	1,222	6,453	725	1,648	857
Recoveries of amounts charged off	3	77	9	—	—
Loans charged off	(2,474)	(4,164)	(734)	(257)	(50)

Balance, ending	$3,979	$5,228	$2,862	$2,862	$1,471

Ratio of net charge-offs to average loans	0.96%	1.55%	0.31%	0.15%	0.06%

The following table presents the allocation of the Allowance for Loan Losses for the periods indicated. For 2010 and 2011, the allowance for Loan Losses is allocated in the manner prescribed by ASU 2010-20 (Refer to Note 1 of Consolidated Financial Statements), 2009 and prior years are allocated based on the percentage of loans in each category.

	2011	2010	2009		2008		2007
(Dollars in thousands)	Amount	Amount	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction:
Residential	$90	$121	$87	3.03%	$61	2.13%	$25	1.68%
Land, acquisition, development and commercial	953	1,802	436	15.23%	530	18.53%	222	15.11%
Real Estate:
Residential	538	785	515	17.99%	465	16.26%	234	15.87%
Commercial	1,114	1,556	1,160	40.54%	1,140	39.81%	657	44.68%
Commercial, industrial and agricultural	828	702	440	15.37%	401	14.01%	235	16.01%
Equity Lines	313	222	181	6.34%	174	6.09%	81	5.51%
Consumer	143	40	43	1.50%	91	3.17%	17	1.14%

Total Loans	$3,979	$5,228	$2,862	100.00%	$2,862	100.00%	$1,471	100.00%

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

As of December 31, 2011 and December 31, 2010, the Company had $2,032,000 and $3,684,000 in non-performing loans, comprised entirely of non-accrual loans.

Investment Portfolio

At December 31, 2011, 2010 and 2009 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2011 and 2010 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2009.

(Dollars In Thousands)	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$21,444	$71	$(203)	$21,312
Municipal securities	25,287	–	(246)	25,041

	$46,731	$71	$(449)	$46,353

Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	1,000	1,009	3.00%
Maturing after 5 years	32,558	33,013	2.75%
Mortgage backed securities
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	—	—	—
Maturing after 5 years	26,673	27,149	2.83%
Taxable municipal securities
Maturing within 1 year	$—	$—	—
Maturing within 1 to 5 years	269	277	2.90%
Maturing after 5 years	7,628	7,759	4.25%

Total Maturities	$68,128	$69,207	2.95%

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

Total deposits increased by 2.4% from $300.5 million at December 31, 2010 to $307.6 million at December 31, 2011. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid

	Average Deposits and Rates Paid December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$24,986		$21,304		$14,157
Interest bearing accounts:
Checking	58,046	0.88%	37,575	1.08%	32,496	1.25%
Money market savings	69,241	0.93%	54,133	1.38%	23,234	1.36%
Regular savings	13,937	1.29%	9,222	1.69%	2,591	1.58%
Time Deposits	140,717	1.78%	167,037	2.14%	163,191	2.77%

Total Interest Bearing	281,941	1.36%	267,967	1.82%	221,512	2.38%

Total	$306,927		$289,271		$235,669

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2011	$12,894	$9,710	$14,325	$14,793	$51,722	16.81%

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2011	2010	2009
Return on average assets	0.54%	-1.11%	0.17%
Return on average equity	6.57%	-12.40%	1.75%
Average equity to average assets	8.17%	8.93%	9.91%
Dividend payout	—%	—%	—%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $75.1 million at December 31, 2011 compared to $60.1 million at December 31, 2010.

Lines of credit available to meet liquidity needs include: $19 million of federal funds lines of credit and $8.1 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of our total assets from the Federal Home Loan Bank subject to providing qualifying collateral.

At December 31, 2011, the Company had commitments to originate $14.2 million of loans. Certificates of deposit scheduled to mature in the 12 month period ending December 31, 2012 total $89.0 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

Table 10 “Interest Sensitivity” indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in an liability sensitive position at December 31, 2011 of $117.1 million for a cumulative gap ratio of -34.76%, which benefits us in a falling rate environment but hurts us in a rising rate environment. An asset interest sensitivity gap results when interest-sensitive assets exceed interest-sensitive liabilities for a specific repricing “horizon”. The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets, as was the case at December 31, 2011, with respect to the one year time horizon. For a company with a negative gap, such as us, falling interest rates would be expected to have a positive effect on net interest income and rising rates would be expected to have the opposite effect. The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or their contractual repricing date. Time deposits are reflected in the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual repricing interval. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, we are under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity date.

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$7,202	$10,943	$24,596	$28,856	$71,597
Interest-Bearing Balances	4,654	250	1,000	—	5,904
Loans	75,829	27,599	123,994	21,657	249,079
Federal funds sold	10,363	—	—	—	10,363

Total	$98,048	$38,792	$149,590	$50,513	$336,943
Cumulative totals	$98,048	$136,840	$286,430	$336,943
Interest Bearing Liabilities
Interest checking	$71,281	$—	$—	$—	$71,281
Savings	16,317	—	—	—	16,317
Money Market	65,944	—	—	—	65,944
Time Deposits	23,198	64,780	39,294	—	127,272
Short term borrowings	449	—	—	—	449
FHLB Borrowings	—	12,000	3,000	4,000	19,000

Total	177,189	76,780	42,294	4,000	300,263
Cumulative totals	177,189	253,969	296,263	300,263

Interest sensitivity gap	(79,141)	(37,988)	107,296	46,513	36,680
Cumulative interest sensitivity gap	(79,141)	(117,129)	(9,833)	36,680
Cumulative interest sensitivity gap to total interest earning assets	-23.49%	-34.76%	-2.92%	10.89%

Capital Resources

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

Stockholders’ equity increased $3.4 million during 2011 due primarily to the net income for the year of $1.9 million and an increase of $1.5 million in other comprehensive income and loss from a loss position at the end of 2010 of $412 thousand to an income position at the end of 2011 of $1.1 million.

Risk Based Capital Analysis

Capital Analysis

	December 31,
(Dollars in thousands)	2011	2010
Tier 1 Capital:
Preferred Stock, net	$10,157	$10,087
Common Stock	16,167	16,167
Surplus	15,458	15,436
Retained Deficit	(9,773)	(11,622)

Total Tier 1 Capital	$32,009	$30,068
Tier 2 Capital:
Allowance for Loan Losses (allowable portion)	3,279	3,357

Total Risk Based Capital	$35,288	$33,425

Capital Ratios:
Tier I Risk Based Capital Ratio	12.2%	11.3%
Total Risk Based Capital Ratio	13.5%	12.5%
Leverage ratio (Tier I capital to average assets)	8.9%	8.4%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations, Years Ended December 31, 2011 and December 31, 2010

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2011 and December 31, 2010

Consolidated Statements of Cash Flows, Years Ended December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Consolidated Balance Sheets

December 31, 2011 and 2010

In Thousands, Except Share and Per Share Data	December 31, 2011	December 31, 2010

Assets
Cash and due from banks	$12,529	$4,479
Federal funds sold	10,363	20,876
Securities available for sale, at fair value	69,207	51,603
Restricted equity securities, at cost	2,390	2,579
Loans, net of allowance for loan losses of $3,979 in 2011 and $5,228 in 2010	245,100	258,878
Property and equipment, net	9,582	8,772
Other real estate owned, net of valuation allowance	9,562	2,976
Accrued income	1,372	1,222
Prepaid FDIC insurance	473	984
Other assets	597	735

Total assets	$361,175	$353,104

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$26,822	$17,411
Interest-bearing	280,814	283,082

Total deposits	307,636	300,493
Short term borrowings	449	281
Federal Home Loan Bank borrowings	19,000	21,350
Accrued interest payable	435	766
Other liabilities	567	558

Total liabilities	328,087	323,448

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and
374 shares of series B authorized, issued and outstanding at
December 31, 2011 and 2010	10,374	10,374
Discount on preferred stock	(217)	(287)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,241,547 in 2011 and 2010 (includes 8,207 restricted shares in 2011 and 2010)	16,167	16,167
Surplus	15,458	15,436
Retained deficit	(9,773)	(11,622)
Accumulated other comprehensive income (loss)	1,079	(412)

Total stockholders’ equity	33,088	29,656

Total liabilities and stockholders’ equity	$361,175	$353,104

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010

In Thousands, Except Share and Per Share Data	2011	2010

Interest income:
Loans and fees on loans	$14,013	$14,362
Taxable investment securities	1,904	1,726
Federal funds sold	28	39
Dividends on restricted stock	63	59
Other interest income	6	—

Total interest income	16,014	16,186

Interest expense:
Deposits	3,831	4,877
Other borrowed funds	503	561

Total interest expense	4,334	5,438

Net interest income	11,680	10,748

Provision for loan losses	1,222	6,453

Net interest income after provision for loan losses	10,458	4,295

Noninterest income:
Service charges on deposit accounts	256	294
Mortgage loan brokerage fees	147	175
Rental income	128	134
Gain on sale of investment securities	196	—
Other income	311	244

Total noninterest income	1,038	847

Noninterest expense:
Salaries and employee benefits	4,753	4,549
Occupancy and equipment expense	1,286	1,286
Advertising and marketing expense	331	376
Professional fees	295	495
Data processing expense	599	445
Bank franchise taxes	204	203
FDIC insurance expense	539	657
Loss (gain) on sale and writedowns of other real estate	333	(77)
Other real estate owned expense	240	43
Other expense	997	1,038

Total noninterest expense	9,577	9,015

Net income (loss) before income taxes	1,919	(3,873)
Income tax expense	—	—

Net income (loss)	$1,919	$(3,873)
Dividends accumulated on preferred stock	534	534
Accretion of discount on preferred stock	70	68

Net income (loss) available to common shareholders	$1,315	$(4,475)

Earnings (loss) per common share, basic and diluted	$.41	$(1.38)

Weighted average common shares outstanding, basic and diluted	3,241,547	3,240,220

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2011 and 2010

In Thousands, Except Share Data
	Preferred Stock	Common Stock	Surplus	Retained Deficit	Discount on Preferred Stock	Accum. Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$10,374	$14,697	$16,856	$(7,414)	$(355)	$(378)	$33,780
Stock split		1,470	(1,470)				—
Preferred stock dividend paid				(267)			(267)
Accretion of discount on preferred stock				(68)	68		—
Net loss				(3,873)			(3,873)
Net change in unrealized gain (loss) on investment securities available for sale						(34)	(34)

Total comprehensive loss							(3,907)

Stock based compensation			50				50

Balance, December 31, 2010	$10,374	$16,167	$15,436	$(11,622)	$(287)	$(412)	$29,656

Accretion of discount on preferred stock				(70)	70		—
Net income				1,919			1,919
Other comprehensive income:
Net change in unrealized gain (loss) on investment securities available for sale						1,687
Reclassification adjustment for gain on sale of available for sale securities						(196)

Total Other Comprehensive Income						1,491	1,491

Total comprehensive income							3,410

Stock based compensation			22				22

Balance, December 31, 2011	$10,374	$16,167	$15,458	$(9,773)	$(217)	$1,079	$33,088

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

In Thousands	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,919	$(3,873)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	538	609
Provision for loan losses	1,222	6,453
Amortization of premium on securities, net	498	329
Loss (gain) on sales and writedowns of other real estate , net	333	(77)
Gain on sale of investment securities	(196)	—
Stock compensation expense	22	50
Changes in assets and liabilities:
Accrued income	(150)	(123)
Other assets	649	421
Accrued interest payable	(331)	(302)
Other liabilities	9	161

Net cash flows provided by operating activities	4,513	3,648

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	10,513	(968)
Purchases of investment securities	(44,570)	(32,774)
Sales, maturities, and calls of available for sale securities	28,155	27,160
Redemption (purchase) of restricted equity securities, net	189	(32)
Net decrease (increase) in loans	4,873	(18,089)
Proceeds from sale of other real estate	764	373
Purchases of property and equipment	(1,348)	(1,184)

Net cash flows used in investing activities	(1,424)	(25,514)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	9,411	(3,114)
Net (decrease) increase in interest-bearing deposits	(2,268)	31,958
Net increase (decrease) in short-term borrowings	168	(433)
Net decrease in long-term FHLB borrowings	(2,350)	(8,850)
Preferred stock dividend payment	—	(267)

Net cash flows provided by financing activities	4,961	19,294

Net increase (decrease) in cash and cash equivalents	8,050	(2,572)
Cash and cash equivalents, beginning	4,479	7,051

Cash and cash equivalents, ending	$12,529	$4,479

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,665	$5,740

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain (loss) on securities available for sale	$1,491	$(34)

Transfer from loans to other real estate	$7,683	$2,565

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, the valuation of deferred tax assets and fair value measurements. Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate (as applicable) is susceptible to changes in local market conditions.

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

Securities

Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently, all of the Company’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold.

Note 1. Organization and Summary of Significant Accounting Policies, continued

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

•

Commercial, industrial and agricultural loans carry risks associated with the successful operation of a business. In addition, there is risk associated with the value of the collateral which may depreciate over time and cannot be appraised with as much precision.

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

TDRs (Troubled Debt Restructurings) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on a record of making payments as scheduled for a period of six consecutive months. As of December 31, 2011 and 2010, the Company had $8.4 and $1.9 million of loans classified as TDRs, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Consumer loans are charged off when they become 120 days past due. Non-consumer loans are charged off when the loan becomes 180 days past due unless the loan is well secured and in the process of collection. Borrowers that are in bankruptcy are charged off unless the debt has been reaffirmed and is well secured and recovery is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Company’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Company’s credit extension. The payment history for the loan may have been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Company. There is a distinct possibility that the Company will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Company will be unable to collect all amounts due.

•	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a non-accrual classification and are considered impaired.

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

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The valuation allowance for properties at December 31, 2011 was $331 thousand compared to $69 thousand at December 31, 2010.

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

Advertising Expense

The Bank expenses advertising costs as they are incurred. For the years ended December 31, 2011 and 2010, advertising expense was $331 thousand and $376 thousand, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. There are no unrecognized tax benefits as of December 31, 2011.

Note 1. Organization and Summary of Significant Accounting Policies, continued

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

Financial Instruments

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under lines of credit arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

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

Note 1. Organization and Summary of Significant Accounting Policies, continued

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

Note 1. Organization and Summary of Significant Accounting Policies, continued

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale are as follows:

	December 31, 2011
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$33,558	$480	$(16)	$34,022
Mortgage-backed securities	26,673	495	(19)	27,149
Municipal securities	7,897	235	(96)	8,036

	$68,128	$1,210	$(131)	$69,207

	December 31, 2010
(Dollars In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$23,632	$210	$(497)	$23,345
Mortgage-backed securities	26,343	52	(75)	26,320
Municipal securities	2,040	—	(102)	1,938

	$52,015	$262	$(674)	$51,603

At December 31, 2011, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

U.S. Government and federal agency securities. The unrealized losses on ten of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage-backed securities. The unrealized losses in four of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Municipal securities. The unrealized losses on the Company’s eleven investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Note 2. Investment Securities, continued

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2011 and 2010.

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$6,201	$(16)	$—	$—	$6,201	$(16)
Mortgage-backed securities	2,957	(14)	725	(5)	3,682	(19)
Municipal securities	3,371	(96)	—	—	3,371	(96)

	$12,529	$(126)	$725	$(5)	$13,254	$(131)

	December 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$14,833	$(497)	$—	$—	$14,833	$(497)
Mortgage-backed securities	16,086	(75)	—	—	16,086	(75)
Municipal securities	1,686	(102)	—	—	1,686	(102)

	$32,605	$(674)	$—	$—	$32,605	$(674)

The amortized cost and estimated fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$—	$—
Over one through five years	1,269	1,287
Over five through ten years	9,567	9,695
Greater than 10 years	57,292	58,225

	$68,128	$69,207

Proceeds from the sales, maturities and calls of securities available for sale in 2011 and 2010 were $28.2 million and $27.2 million, respectively. The Company realized $196 thousand in gains on sales of its available for sale securities in 2011. The company had no sales of securities in 2010. Total pledged securities had a fair market value of $13.0 million at December 31, 2011. Securities having a fair market value of $5.3 million were pledged to secure public deposits, while securities pledged to secure Federal Home Loan Bank borrowings totaled $6.2 million. $1.4 million in securities were pledged for other purposes at December 31, 2011.

The primary purpose of the investment portfolio is to generate income, diversify earning assets, and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up primarily of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed.

Note 2. Investment Securities, continued

The primary concern in a loss situation is the credit quality of the business or entity behind the instrument. The primary cause of unrealized losses is the increase in market interest rates over the yields available at the time the securities were purchased.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2011 and 2010 were as follows:

(Dollars In Thousands)	December 31,
	2011	2010
Construction:
Residential	$3,695	$7,608
Land acquisition, development & commercial	23,911	28,981
Real Estate:
Residential	58,070	55,381
Commercial	102,312	109,674
Commercial, industrial & agricultural	36,297	39,204
Equity lines	19,018	20,121
Consumer	5,776	3,137

	$249,079	$264,106

Less allowance for loan losses	(3,979)	(5,228)

Loans, net	$245,100	$258,878

The past due and non accrual status of loans as of December 31, 2011 was as follows:

		60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
(Dollars In Thousands)	30-59 Days Past Due
Construction:
Residential	$—	$—	$—	$—	$3,695	$3,695	$—
Land acquisition, development & commercial	—	464	632	1,096	22,815	23,911	632
Real Estate:
Residential	—	535	179	714	57,356	58,070	714
Commercial	—	—	—	—	102,312	102,312	—
Commercial, industrial & agricultural	55	—	43	98	36,199	36,297	43
Equity lines	—	—	643	643	18,375	19,018	643
Consumer	—	—	—	—	5,776	5,776	—

Total	$55	$999	$1,497	$2,551	$246,528	$249,079	$2,032

The past due and non accrual status of loans as of December 31, 2010 was as follows:

		60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
(Dollars In Thousands)	30-59 Days Past Due
Construction:
Residential	$—	$—	$224	$224	$7,384	$7,608	$224
Land acquisition, development & commercial	960	429	2,166	3,555	25,426	28,981	2,166
Real Estate:
Residential	261	5,016	875	6,152	49,229	55,381	875
Commercial	—	—	—	—	109,674	109,674	—
Commercial, industrial & agricultural	—	—	419	419	38,785	39,204	419
Equity lines	202	132	—	334	19,787	20,121	—
Consumer	2	—	—	2	3,135	3,137	—

Total	$1,425	$5,577	$3,684	$10,686	$253,420	$264,106	$3,684

There were no loans past due ninety days or more and still accruing interest at December 31, 2011 or December 31, 2010.

Note 3. Loans Receivable, continued

Impaired loans, which include TDRs of $8.4 million and the related allowance at December 31, 2011 were as follows:

December 31, 2011 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$917	$—
Land acquisition, development & commercial	2,174	3,300	—	2,815	100
Real Estate:
Residential	714	714	—	1,868	27
Commercial	8,508	8,508	—	7,201	383
Commercial, industrial & agricultural	—	—	—	218	—
Equity lines	439	439	—	175	5
Consumer	—	—	—	—	—

Total loans with no allowance	$11,835	$12,961	$—	$13,194	$515

December 31, 2011 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$288	$—
Land acquisition, development & commercial	801	801	249	3,024	38
Real Estate:
Residential	—	—	—	137	—
Commercial	3,080	3,080	292	2,386	183
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	203	203	88	108	5
Consumer	—	—	—	—	—

Total loans with an allowance	$4,084	$4,084	$629	$5,943	$226

Impaired loans, which include TDRs of $1.9 million and the related allowance at December 31, 2010 were as follows:

December 31, 2010 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$2,007	$2,007	$—	$1,250	$36
Land acquisition, development & commercial	4,888	5,569	—	4,292	177
Real Estate:
Residential	6,527	6,527	—	6,220	190
Commercial	7,730	7,730	—	4,732	261
Commercial, industrial & agricultural	428	428	—	960	17
Equity lines	—	—	—	49	—
Consumer	—	—	—	—	—

Total loans with no allowance	$21,580	$22,261	$—	$17,503	$681

December 31, 2010 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	3,005	3,660	1,065	3,057	62
Real Estate:
Residential	683	683	175	683	2
Commercial	1,572	1,572	282	1,590	12
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

Total loans with an allowance	$5,260	$5,915	$1,522	$5,330	$76

Note 3. Loans Receivable, continued

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDR’s”) that were classified as impaired. TDR’s at December 31, 2011 are comprised of 3 loans totaling $8.4 million, all of which are performing in accordance with their restructured terms and are not on nonaccrual status. This compares with $1.9 million in total restructured loans at December 31, 2010. The amount of the valuation allowance related to total TDR’s was $277 as of December 31, 2011 and none as of December 31, 2010.

The $8.4 million in TDR’s which were performing as agreed under restructured terms as of December 31, 2011 is represented by three commercial real estate loans. The Company considers all loans classified as TDR’s to be impaired as of December 31, 2011.

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

The following table presents by class of loan, information related to loans modified in a TDR during 2011:

Class of Loan	Loans modified as TDR’s For the year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(In thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real Estate loans:	—	—	—
Residential	—	—	—
Commercial	2	6,671	6,421
Commercial, industrial, agricultural
Equity lines	—	—	—
Consumer	—	—	—

Total Loans	2	$6,671	$6,421

During 2011, the Company modified 2 loans that were considered to be TDR’s. We accepted a permanent reduction in the recorded investment on one loan and extended the interest only payment term of another loan. One loan was modified as a TDR in 2010, extending the term of the interest only payment period and this loan paid in accordance with its modified terms in 2011. At December 31, 2011, there were no defaults of loans that have been restructured in the last twelve months.

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

Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2011, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$121	$1,802	$785	$1,556	$702	$222	$40	$5,228
Charge-offs	(150)	(1,500)	(170)	(356)	(139)	(158)	(1)	(2,474)
Recoveries	—	—	—	—	—	—	3	3
Provisions	119	651	(77)	114	65	249	101	1,222

Ending balance	$90	$953	$538	$1,314	$628	$313	$143	$3,979

Ending balance: Individually evaluated for impairment	$—	$249	$—	$292	$—	$88	$—	$629

Ending balance: Collectively evaluated for impairment	$90	$704	$538	$1,022	$628	$225	$143	$3,350

Loans:
Ending balance	$3,695	$23,911	$58,070	$102,312	$36,297	$19,018	$5,776	$249,079

Ending balance: Individually evaluated for impairment	$—	$2,975	$714	$11,588	$—	$642	$—	$15,919

Ending balance: Collectively evaluated for impairment	$3,695	$20,936	$57,356	$90,724	$36,297	$18,376	$5,776	$233,160

The following table presents, as of December 31, 2010, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Construction		Real Estate
	Residential	Land acquisition, development & commercial	Residential	Commercial	Commercial, industrial & agricultural	Equity lines	Consumer	Total
Loans:
Ending balance	$7,608	$28,981	$55,381	$109,674	$39,204	$20,121	$3,137	$264,106

Ending balance: Individually evaluated for impairment	$2,007	$7,893	$7,210	$9,302	$428	$—	$—	$26,840

Ending balance: Collectively evaluated for impairment	$5,601	$21,088	$48,171	$100,372	$38,776	$20,121	$3,137	$237,266

Allowance for loan losses:
Ending balance	$121	$1,802	$785	$1,556	$702	$222	$40	$5,228

Ending balance: Individually evaluated for impairment	$—	$1,065	$175	$282	$—	$—	$—	$1,522

Ending balance: Collectively evaluated for impairment	$121	$737	$610	$1,274	$702	$222	$40	$3,706

Note 4. Allowance for Loan Losses. continued

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Doubtful Nonaccrual	Total
Construction:
Residential	$3,695	$—	$—	$—	$—	$3,695
Land acquisition, development & commercial	21,039	—	2,240	433	199	23,911
Real Estate:

Residential	56,767	589	—	714	—	58,070

Commercial	90,421	2,721	9,170	—	—	102,312

Commercial, industrial & agricultural	35,136	178	940	43	—	36,297
Equity lines	18,375	—	—	643	—	19,018
Consumer	5,776	—	—	—	—	5,776

Total	$231,209	$3,488	$12,350	$1,833	$199	$249,079

At December 31, 2011, the Company does not have any loans classified as Loss.

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
Construction:
Residential	$5,250	$350	$1,784	$224	$7,608
Land acquisition, development & commercial	18,564	2,524	5,727	2,166	28,981
Real Estate:

Residential	47,782	223	6,501	875	55,381

Commercial	94,965	5,152	9,557	—	109,674

Commercial, industrial & agricultural	37,239	35	1,511	419	39,204
Equity lines	20,121	—	—	—	20,121
Consumer	3,059	—	78	—	3,137

Total	$226,980	$8,284	$25,158	$3,684	$264,106

At December 31, 2010, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Valuation Allowance on Foreclosed Properties

Changes in the valuation allowance on foreclosed properties were as follows:

(Dollars In Thousands)	December 31,
	2011	2010
Balance at the beginning of the year	$69	$—
Valuation allowance	262	69
Recoveries	—	—
Charge-offs	—	—

Balance at the end of the year	$331	$69

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2011 and 2010 were as follows:

(Dollars In Thousands)	2011	2010
Land	$3,957	$2,749
Buildings and improvements	3,694	3,694
Leasehold improvements	2,388	2,377
Furniture and equipment	1,985	1,901
Software	348	311
Construction in process	69	60

Property and equipment, total	12,441	11,092
Less accumulated depreciation and amortization	2,859	2,320

Property and equipment, net	$9,582	$8,772

Depreciation and amortization expense was $538 thousand and $609 thousand for the years ended December 31, 2011and 2010, respectively.

Leases

The Company currently leases its main office under a non-cancelable lease agreement. The lease expires December 15, 2015 and provides an option to extend the lease for two additional five-year periods. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. Minimum annual payments until expiration at December 15, 2015 are $161,040. The Company currently leases a branch location under a non-cancelable lease agreement. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The lease expires on July 31, 2016 and provides an option to extend the lease for two additional five-year periods. Minimum annual payments until expiration at July 31, 2016 are $98,688. The Company currently leases another branch location along with additional office space under noncancelable lease agreements. Terms of the agreements provide for a rental increase of ten percent upon renewal of the leases. The leases expire on April 30, 2013 and provide an option to extend the leases for one additional five-year period. Minimum annual payments until expiration at April 30, 2013 are $31,584. The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2011 are as follows:

2012	$291
2013	270
2014	260
2015	260
2016	58
Thereafter	1,096

Total	$2,235

Rent expense for the years ended December 31, 2011 and 2010 was $333 thousand and $330 thousand, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of one hundred thousand dollars or more at December 31, 2011 and 2010 was $51.7 million and $74.6 million, respectively. At December 31, 2011, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2011
2012	$87,680
2013	27,819
2014	5,691
2015	1,788
2016	4,294

Total	$127,272

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2011 and 2010, brokered deposits totaled $23.5 million and $37.8 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets.

Note 8. Short Term Borrowings

Short term borrowings consist of the following at December 31, 2011 and 2010:

(Dollars In Thousands)	2011	2010
Securities sold under agreements to repurchase	$449	$281

Weighted average interest rate	0.89%	0.89%

Short term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. At December 31, 2011, the Bank had established $19 million in federal funds lines of credit with no balance outstanding.

Note 9. Federal Home Loan Bank Borrowings

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $19.0 million and $21.4 million as of December 31, 2011 and 2010, respectively. The long-term debt at December 31, 2011 is comprised of one convertible advance in the amount of $4 million, one fixed rate advance in the amount of $12 million, and one fixed rate advance in the amount of $3 million. The Federal Home Loan Bank of Atlanta has the option to convert the convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the advance will be converted into a 3-month London Interbank Offered Rate (LIBOR) based adjustable rate credit.

Note 9. Federal Home Loan Bank Borrowings, continued

At December 31, 2011 and 2010, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2011	2010

May 18, 2007	May 18, 2012	February 18, 2011	4.49%	$—	$3,000
September 7, 2007	September 7, 2017	March 7, 2011	3.69%	4,000	4,000
May 17, 2009	May 17, 2011		0.47%	—	2,350
October 19, 2009	October 19, 2012		1.97%	12,000	12,000
July 27, 2011	July 28, 2014		2.19%	3,000	—
				$19,000	$21,350

The Company had collateral pledged on these borrowings at December 31, 2011 including real estate loans totaling $39.7 million, investment securities totaling $6.2 million, and Federal Home Loan Bank stock with a book value of $1.5 million.

Note 10. Fair Value Measurements

The Company uses a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1—Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2—Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3—Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

Note 10. Fair Value Measurements, continued

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

The following tables presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

(Dollars In Thousands) Description		Carrying value at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$34,022		$34,022
Mortgaged-backed securities	27,149		27,149
Municipal securities	8,036		8,036
Derivative assets	170		170
Liabilities:
Derivative liabilities	$170		$170

(Dollars In Thousands) Description		Carrying value at December 31, 2010
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$23,345		$23,345
Mortgaged-backed securities	26,320		26,320
Municipal securities	1,938		1,938
Derivative assets	301		301
Liabilities:
Derivative liabilities	$301		$301

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

Note 10 Fair Value Measurements, continued

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars In Thousands) Description		Carrying value at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$3,455		$2,387	$1,068
Other real estate owned	$9,562		$9,562

(Dollars In Thousands) Description		Carrying value at December 31, 2010
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$3,738		$2,319	$1,419
Other real estate owned	$2,976		$2,976

Note 10. Fair Value Measurements, continued

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the consolidated balance sheet for cash on hand and amounts due from correspondent banks approximate their fair values. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated contractual maturities on such time deposits.

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At December 31, 2011 and 2010, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At December 31, 2011 and 2010, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2011 and 2010, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Bank’s financial instruments are as follows at December 31, 2011 and 2010.

(Dollars In Thousands)	2011		2010
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$12,529	$12,592	$4,479	$4,479
Federal funds sold	10,363	10,363	20,876	20,876
Securities available-for-sale	69,207	69,207	51,603	51,603
Loans, net	245,100	246,601	258,878	256,127
Accrued income	1,372	1,372	1,222	1,222
Derivative assets	170	170	301	301
Financial liabilities
Total deposits	307,636	308,105	300,493	301,233
Short term borrowings	449	449	281	281
FHLB borrowings	19,000	19,760	21,350	22,246
Accrued interest payable	435	435	766	766
Derivative liabilities	170	170	301	301

Note 11. Earnings (Loss) per Common Share

The following table details the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2011 and 2010.

In Thousands, Except Share and Per Share Data

	2011	2010
Net income (loss) available to common shareholders	$1,315	$(4,475)

Weighted average common shares outstanding	3,241,547	3,240,220

Weighted average common shares outstanding, diluted	3,241,547	3,240,220

Basic and diluted earnings (loss) per common share	$.41	$(1.38)

At December 31, 2011 and 2010, stock options to purchase 463,100 and 492,360 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive.

Note 12. Stock Based Compensation

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options. No options were granted in the years ended December 31, 2011 or 2010.

Note 12. Stock Based Compensation, continued

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term
Balance at December 31, 2010	492,360	$10.21
Granted	—	—
Exercised	—	—
Forfeited	(29,260)	10.00

Balance at December 31, 2011	463,100	$10.22	$—	4.49 years

Exercisable at December 31, 2011	461,285	$10.22	$—	4.46 years

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

The Company recorded stock based compensation expense of $22 thousand and $50 thousand for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the total compensation cost related to nonvested options was $1 thousand. This expense will be recognized in the first quarter of 2012.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $11 thousand in 2011 and $8 thousand in 2010. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2010 was $7.16; there were no restricted stock grants in 2011.

As of December 31, 2011, there was $35 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2014. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2011		2010
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	8,207	$7.16	—	—
Granted	—	—	8,207	$7.16
Vested	1,641	7.16	—	—
Cancelled	—	—	—	—

Nonvested at end of year	6,566	$7.16	8,207	$7.16

Note 13. Employee Benefit Plans Defined Contribution Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $146 thousand and $133 thousand for the years ended December 31, 2011 and 2010, respectively.

Note 14. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007. The Company has operating loss carryforwards of $6.2 million for federal income tax purposes that may be used to offset future taxable income. If not previously utilized, the federal loss carryforward will begin to expire in 2025.

The current and deferred components of income tax expense for the periods ended December 31, 2011 and 2010 are as follows:

	$000,00	$000,00
(Dollars In Thousands)	2011	2010
Current tax expense	$—	$—
Deferred tax expense (benefit)	661	(1,276)
Deferred tax asset valuation allowance change	(661)	1,276

	$—	$—

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2011 and 2010 are summarized as follows:

	$000,00	$000,00
(Dollars In Thousands)	2011	2010
Deferred tax assets
Net operating losses	$2,117	$2,570
Pre-opening expenses	142	158
Allowance for loan losses	986	1,330
Stock-based compensation	236	236
Other real estate expenses	221	45
Other	27	—

Deferred tax asset	3,729	4,339

Deferred tax liabilities
Depreciation	317	298
Accretion of bond discount	7	15
Deferred loan fees	480	461

Deferred tax liability	804	774

Net Deferred tax asset	2,925	3,565

Valuation allowance	(2,925)	(3,565)

	$—	$—

Note 15. Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. The Company was not involved in any litigation for the year ended December 31, 2011.

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for off-balance-sheet instruments.

A summary of the Company’s commitments at December 31, 2011 and 2010 is as follows (dollars in thousands):

(Dollars In Thousands)	2011	2010
Commitments to extend credit	$16,597	$14,228
Unfunded commitments under lines of credit	26,185	22,509
Standby letters of credit	2,578	1,183

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may or may not be drawn upon to the total extent to which the Company is committed.

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $3.0 million and $1.2 million, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits.

Note 15. Commitments and Contingencies, continued

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

A summary of the Company’s interest rate swaps is as follows (dollars in thousands):

(Dollars In Thousands)	December 31, 2011
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$(2,870)	$(170)
Pay variable / receive fixed swaps	2,870	170

Total	$—	$—

Note 16. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2011 there are no retained earnings available from which to pay dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2011, management believes the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I

Note 16. Regulatory Restrictions, continued

leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$35,288	13.5%	$20,928	8.0%	N/A	N/A
HomeTown Bank	$32,997	12.6%	$20,928	8.0%	$26,160	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$32,009	12.2%	$10,464	4.0%	N/A	N/A
HomeTown Bank	$29,718	11.4%	$10,464	4.0%	$15,696	6.0%
Tier I Capital (to Average Assets)
Consolidated	$32,009	8.9%	$14,320	4.0%	N/A	N/A
HomeTown Bank	$29,718	8.3%	$14,320	4.0%	$17,899	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$33,425	12.5%	$21,345	8.0%	N/A	N/A
HomeTown Bank	$31,092	11.7%	$21,345	8.0%	$26,681	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$30,068	11.3%	$10,672	4.0%	N/A	N/A
HomeTown Bank	$27,735	10.4%	$10,672	4.0%	$16,008	6.0%
Tier I Capital (to Average Assets)
Consolidated	$30,068	8.4%	$14,255	4.0%	N/A	N/A
HomeTown Bank	$27,735	7.8%	$14,255	4.0%	$17,819	5.0%

Note 17. Transactions with Related Parties

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

(Dollars In Thousands)	2011	2010
Balance, beginning	$9,471	$10,539
New loans	5,693	1,072
Repayments	(7,137)	(2,140)

Balance, ending	$8,027	$9,471

Note 18. Capital Transaction

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

On September 18, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury, pursuant to which the Company sold (i) 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 par value per share and (ii) a warrant (the “Warrant”) to purchase 374 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 par value per share, at an initial exercise price of $.01 per share. The Warrant was exercised immediately. The discount will be accreted up to $374 thousand over five years.

The Preferred Stock qualifies as Tier 1 capital and the Series A pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Series B pays cumulative dividends at a rate of 9% per annum. Due to the net loss incurred in 2010, the Company is prohibited from paying dividends on the preferred stock. Dividends in arrears totaled $800 thousand at December 31, 2011.

Note 19. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows. The parent company was formed on September 4, 2009.

CONDENSED BALANCE SHEETS

In Thousands	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$2,292	$2,334
Investment in bank subsidiary	30,796	27,322
Other assets	—	—

Total assets	$33,088	$29,656

Liabilities and Stockholders’ Equity
Total liabilities	$—	$—

Stockholders’ equity:
Total stockholders’ equity	33,088	29,656

Total liabilities and stockholders’ equity	$33,088	$29,656

CONDENSED STATEMENTS OF OPERATIONS

In Thousands	For the year ended December 31, 2011	For the year ended December 31, 2010
Income
Undistributed earnings (loss) of subsidiary	$1,961	$(3,800)
Expenses	(42)	(73)

Net (Loss) Income	$1,919	$(3,873)

Note 19. Condensed Parent Company Financial Information, continued

CONDENSED STATEMENTS OF CASH FLOWS

In Thousands	For the year ended December 31, 2011	For the year ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$1,919	$(3,873)
Equity in undistributed net (income) loss of subsidiary bank	(1,961)	3,800
Decrease in other assets	—	2

Net cash flows used in operating activities	$(42)	$(71)

Cash flows from investing activities:
Capital contribution to bank subsidiary	$—	$(2,500)

Net cash flows used in investing activities	$—	$(2,500)

Cash flows from financing activities:
Preferred dividend payment	$—	(267)

Net cash flows used in financing activities	$—	$(267)

Net decrease in cash and cash equivalents	$(42)	$(2,838)

Cash and cash equivalents, beginning	2,334	5,172

Cash and cash equivalents, ending	$2,292	$2,334

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 28, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures by the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e), were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of HomeTown Bankshares’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, HomeTown Bankshares’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item relating to the Bank’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its directors and executive officers, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted to the Investor Relations section of the Company’s website at www.hometownbankva.com. In addition, a copy of the Code of Ethics may be obtained without charge by written request to the Company’s corporate secretary.

The information required by this item relating to the Company’s Audit Committee is included under the captions “Item 1: Election of Directors,” “Audit Committee Matters” and “—Audit Committee Report” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	463,100	(2)	$10.22	86,900	(3)
Equity compensation plans not approved by security holders	0		N/A	123,793	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.

(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.

(3)	Represents shares available for future issuance under the 2005 Stock Option Plan

(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Bank’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 Report of Independent Registered Public Accounting Firm

Exhibit Number

3.1	Articles of Incorporation of Registrant as amended.

3.2

By-laws of Registrant included as Appendix B-2 to the proxy statement contained in, and incorporated by reference to the Registrant’s registration statement on Form S-4 (No. 333-158525) filed June 26, 2009).

4.1	See Exhibit 3.1.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4*	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8*	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10*	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

99.1	TARP Chief Executive Officer Certification

99.2	TARP Chief Financial Officer Certification

101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANKSHARES CORPORATION

Date: March 28, 2012	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL Susan K. Still	Director, President, and Chief Executive Officer (principal executive officer)	March 28, 2012

/S/ GEORGE B. CARTLEDGE, JR. George B. Cartledge, Jr.	Director	March 28, 2012

/s/ Nancy H. Agee Nancy H. Agee	Director	March 28, 2012

/S/ WARNER N. DALHOUSE Warner N. Dalhouse	Director	March 28, 2012

/S/ VICTOR F. FOTI Victor F. Foti	Director	March 28, 2012

/S/ DANIEL D. HAMRICK Daniel D. Hamrick	Director	March 28, 2012

/S/ WILLIAM R. RAKES William R. Rakes	Director	March 28, 2012

/S/ JAMES M. TURNER, JR. James M. Turner, Jr.	Director	March 28, 2012

/S/ CHARLES W. MANESS, JR. Charles W. Maness, Jr.	Chief Financial Officer (principal accounting and financial officer)	March 28, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as amended.

3.2

By-laws of Registrant included as Appendix B-2 to the proxy statement contained in, and incorporated by reference to the Registrant’s registration statement on Form S-4 (No. 333-158525) filed June 26, 2009).

4.1	See Exhibit 3.1.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4*	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.6*	Employment Agreement dated May 1, 2006 between HomeTown Bank and C. W. Maness, Jr., incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.7	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.8*	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.9	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.10*	Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

21	Subsidiaries of the Registrant [Exhibit 21 attached]

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

99.1	TARP Chief Executive Officer Certification

99.2	TARP Chief Financial Officer Certification

101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.