Form 10-Q
period 2012-03-31
HomeTown Bankshares Corp
filed 2012-05-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

As of May 10, 2012, 3,262,518 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART 1. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

In Thousands, Except Share and Per Share Data	Unaudited March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$12,526	$12,529
Federal funds sold	6,604	10,363
Securities available for sale, at fair value	72,108	69,207
Restricted equity securities, at cost	2,403	2,390
Loans, net of allowance for loan losses of $4,169 in 2012 and $3,979 in 2011	244,797	245,100
Property and equipment, net	9,483	9,582
Other real estate owned, net of valuation allowance of $194 in 2012 and $331 in 2011	9,207	9,562
Deferred tax asset, net	2,464	—
Accrued income	1,296	1,372
Prepaid FDIC insurance	357	473
Other assets	554	597

Total assets	$361,799	$361,175

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$28,520	$26,822
Interest-bearing	277,239	280,814

Total deposits	305,759	307,636
Short term borrowings	404	449
Federal Home Loan Bank borrowings	19,000	19,000
Accrued interest payable	438	435
Other liabilities	834	567

Total liabilities	326,435	328,087

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at March 31, 2012 and December 31, 2011	10,374	10,374
Discount on preferred stock	(197)	(217)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,262,518 (includes 29,178 restricted shares) at March 31, 2012 and 3,241,547 (includes 8,207 restricted shares) at December 31, 2011	16,167	16,167
Surplus	15,465	15,458
Retained deficit	(7,367)	(9,773)
Accumulated other comprehensive income	922	1,079

Total stockholders’ equity	35,364	33,088

Total liabilities and stockholders’ equity	$361,799	$361,175

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the three months ended March 31, 2012 and 2011

In Thousands, Except Share and Per Share Data	Unaudited March 31, 2012	Unaudited March 31, 2011
Interest income:
Loans and fees on loans	$3,378	$3,513
Taxable investment securities	478	429
Nontaxable investment securities	3	—
Federal funds sold	4	8
Dividends on restricted stock	18	17
Other interest income	5	—

Total interest income	3,886	3,967

Interest expense:
Deposits	640	1,085
Preferred stock dividends	38	—
Other borrowed funds	115	133

Total interest expense	793	1,218

Net interest income	3,093	2,749

Provision for loan losses	190	248

Net interest income after provision for loan losses	2,903	2,501

Noninterest income:
Service charges on deposit accounts	74	62
Mortgage loan brokerage fees	74	24
Rental income	37	34
Gain on sales of investment securities	—	4
Other income	77	58

Total noninterest income	262	182

Noninterest expense:
Salaries and employee benefits	1,227	1,216
Occupancy and equipment expense	325	332
Data processing expense	167	137
Advertising and marketing expense	120	75
Professional fees	86	103
Bank franchise taxes	36	56
FDIC insurance expense	121	189
Loss on sales and writedowns of other real estate owned	3	18
Other real estate owned expense	105	73
Other expense	317	222

Total noninterest expense	2,507	2,421

Net income before income taxes	658	262
Income tax benefit	2,702	—

Net income	3,360	262
Dividends accumulated on preferred stock	133	133
Accretion of discount on preferred stock	19	18

Net income available to common shareholders	$3,208	$111

Earnings per common share, basic and diluted	$0.99	$0.03
Weighted average common shares outstanding, basic and diluted	3,250,074	3,241,547

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2012 and 2011

In Thousands	Unaudited March 31, 2012	Unaudited March 31, 2011
Net income	$3,360	$262

Other comprehensive (loss) income, net of tax:
Net change in unrealized gain (loss) on investment securities available for sale, net of tax of $475 in 2012 and none in 2011	(157)	350
Reclassification adjustment, net	—	(4)

Total other comprehensive (loss) income	(157)	346

Comprehensive income	$3,203	$608

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

In Thousands	Unaudited March 31, 2012	Unaudited March 31, 2011
Cash flows from operating activities:
Net income	$3,360	$262
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	134	141
Provision for loan losses	190	248
Amortization of premium on securities, net	176	121
Loss on sales and writedowns of other real estate, net	3	18
Gain on sale of investment securities	—	(4)
Stock compensation expense	7	11
Changes in assets and liabilities:
Deferred tax asset	(2,940)	—
Accrued income	76	53
Other assets	159	16
Accrued interest payable	3	16
Other liabilities	267	244

Net cash flows provided by operating activities	1,435	1,126

Cash flows from investing activities:
Net decrease in federal funds sold	3,759	9,949
Purchases of investment securities	(9,168)	(8,974)
Sales, maturities, and calls of available for sale securities	6,410	3,723
Repurchase (purchase) of restricted equity securities, net	(13)	68
Net decrease (increase) in loans	113	(1,659)
Proceeds from sales of other real estate	352	35
Purchases of property and equipment	(35)	(26)

Net cash flows provided by investing activities	1,418	3,116

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,698	4,130
Net (decrease) increase in interest-bearing deposits	(3,575)	376
Net (decrease) increase in short-term borrowings	(45)	92
Net decrease in long-term FHLB borrowings	—	(1,700)
Preferred stock dividend payment	(934)	—

Net cash flows (used in) provided by financing activities	(2,856)	2,898

Net (decrease) increase in cash and cash equivalents	(3)	7,140
Cash and cash equivalents, beginning	12,529	4,479

Cash and cash equivalents, ending	$12,526	$11,619

Supplemental disclosure of cash flow information:
Cash payments for interest	$790	$1,202

Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain on securities available for sale	$318	$346

Transfer from loans to other real estate owned	$—	$1,140

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

Basis of Presentation

The consolidated financial statements as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The first quarter of 2012 included the recognition of cumulative deferred tax assets. The amount of the net tax benefit recognized in the first quarter is a non-recurring, cumulative adjustment that includes the net tax benefit generated from prior years, as well as the current year. The results for the three months ended March 31,2012, are not necessarily indicative of results expected for the calendar year. Management believes that all other interim adjustments are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2011, included in the Company’s Form 10-K for the year ended December 31, 2011.

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

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of March 31, 2012 and December 31, 2011, are as follows:

(Dollars In Thousands)	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$29,525	$538	$(29)	$30,034
Mortgage-backed securities	31,686	604	(4)	32,286
Municipal securities	9,500	378	(90)	9,788

	$70,711	$1,520	$(123)	$72,108

(Dollars In Thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$33,558	$480	$(16)	$34,022
Mortgage-backed securities	26,673	495	(19)	27,149
Municipal securities	7,897	235	(96)	8,036

	$68,128	$1,210	$(131)	$69,207

U.S. Government and federal agency securities. The unrealized losses on 10 of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed securities. The unrealized losses in 4 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Municipal securities. The unrealized losses on the Company’s 9 investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

The following tables demonstrate the unrealized loss position of securities available for sale at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$6,397	$(29)	$—	$—	$6,397	$(29)
Mortgage-backed securities	3,124	(3)	680	(1)	3,804	(4)
Municipal securities	2,982	(90)	—	—	2,982	(90)

	$12,503	$(122)	$680	$(1)	$13,183	$(123)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$6,201	$(16)	$—	$—	$6,201	$(16)
Mortgage-backed securities	2,957	(14)	725	(5)	3,682	(19)
Municipal securities	3,371	(96)	—	—	3,371	(96)

	$12,529	$(126)	$725	$(5)	$13,254	$(131)

There are 23 debt securities with fair values totaling $12.5 million considered temporarily impaired at March 31, 2012. As of March 31, 2012, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The Company had no realized gain or loss on sales of securities in the first quarter of 2012 and realized a $4 thousand gain on sales of its available for sale securities for the period ended March 31, 2011.

The amortized cost and estimated fair values of investment securities available for sale at March 31, 2012, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$—	$—
Over one through five years	1,318	1,335
Over five through ten years	11,049	11,203
Greater than 10 years	58,344	59,570

	$70,711	$72,108

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2012 and December 31, 2011 were as follows:

(Dollars In Thousands)	March 31, 2012	December 31, 2011
Construction:
Residential	$3,786	$3,695
Land acquisition, development & commercial	24,830	23,911
Real Estate:
Residential	57,846	58,070
Commercial	102,398	102,312
Commercial, industrial & agricultural	35,445	36,297
Equity lines	18,892	19,018
Consumer	5,769	5,776

Total	248,966	249,079

Less allowance for loan losses	(4,169)	(3,979)

Loans, net	$244,797	$245,100

The past due and nonaccrual status of loans as of March 31, 2012 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$—	$—	$3,786	$3,786	$—
Land acquisition, development & commercial	93	—	998	1,091	23,739	24,830	629
Real Estate:
Residential	100	—	848	948	56,898	57,846	848
Commercial	1,943	—	—	1,943	100,455	102,398	—
Commercial, industrial & agricultural	36	—	43	79	35,366	35,445	43
Equity lines	—	—	439	439	18,453	18,892	439
Consumer	—	—	—	—	5,769	5,769	—

Total	$2,172	$—	$2,328	$4,500	$244,466	$248,966,	$1,959

The past due and nonaccrual status of loans as of December 31, 2011 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$—	$—	$3,695	$3,695	$—
Land acquisition, development & commercial	—	464	632	1,096	22,815	23,911	632
Real Estate:					—
Residential	—	535	179	714	57,356	58,070	714
Commercial	—	—	—	—	102,312	102,312	—
Commercial, industrial & agricultural	55	—	43	98	36,199	36,297	43
Equity lines	—	—	643	643	18,375	19,018	643
Consumer	—	—	—	—	5,776	5,776	—

Total	$55	$999	$1,497	$2,551	$246,528	$249,079	$2,032

At March 31, 2012, there was one loan for $462 thousand that was past due ninety days or more and still accruing. There were no loans past due ninety days or more and still accruing interest at December 31, 2011.

Impaired loans, which include TDRs of $8.3 million and the related allowance at March 31, 2012 were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	1,972	1,972	—	1,973	23
Real Estate:
Residential	848	851	—	850	3
Commercial	8,377	8,377	—	8,401	96
Commercial, industrial & agricultural	102	102	—	103	1
Equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

Total loans with no allowance	$11,299	$11,302	$—	$11,327	$123

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	998	2,124	456	998	3
Real Estate:
Residential	—	—	—	—	—
Commercial	3,076	3,076	432	3,076	41
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	438	438	140	438	—
Consumer	—	—	—	—	—

Total loans with an allowance	$4,512	$5,638	$1,028	$4,512	$44

Impaired loans, which include TDRs of $8.4 million and the related allowance at December 31, 2011 were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$917	$—
Land acquisition, development & commercial	2,174	3,300	—	2,815	100
Real Estate:
Residential	714	714	—	1,868	27
Commercial	8,508	8,508	—	7,201	383
Commercial, industrial & agricultural	—	—	—	218	—
Equity lines	439	439	—	175	5
Consumer	—	—	—	—	—

Total loans with no allowance	$11,835	$12,961	$—	$13,194	$515

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$288	$—
Land acquisition, development & commercial	801	801	249	3,024	38
Real Estate:
Residential	—	—	—	137	—
Commercial	3,080	3,080	292	2,386	183
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	203	203	88	108	5
Consumer	—	—	—	—	—

Total loans with an allowance	$4,084	$4,084	$629	$5,943	$226

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDRs”). At March 31, 2012 and December 31, 2011 there were 3 loans classified as impaired TDRs totaling $8.3 million and $8.4 million, respectively. At March 31, 2012, one of the TDRs was included in 30 to 59 days past due. The past due status was considered when evaluating the loan, and the specific reserve was increased $140 thousand. The others were performing in accordance with their restructured terms. None of the 3 TDR loans were on nonaccrual status. At December 31, 2011, all were performing in accordance with their restructured terms and none were on nonaccrual status. The amount of the valuation allowance related to total TDRs was $367 thousand at March 31, 2012, and $277 thousand as of December 31, 2011.

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

For the three months ended March 31, 2012, no loans were modified in a TDR.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company’s allowance for loan losses. When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent. Loans identified as TDRs frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan. As a result of any modification as a TDR, the specific reserve associated with the loan may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

Note 4. Allowance for Loan Losses

The following table presents, as of March 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$90	$—	$—	$(1)	$89	$—	$89	$3,786	$—	$3,786
Land acquisition, development & commercial	953	—	—	207	1,160	456	704	24,830	2,970	21,860
Real estate:
Residential	538	—	—	(79)	459	—	459	57,846	848	56,998
Commercial	1,314	—	—	(111)	1,203	432	771	102,398	11,453	90,945
Commercial, industrial & agricultural	628	—	—	190	818	—	818	35,445	102	35,343
Equity lines	313	—	—	15	328	140	188	18,892	438	18,454
Consumer	143	—	—	(31)	112	—	112	5,769	—	5,769

Total	$3,979	$—	$—	$190	$4,169	$1,028	$3,141	$248,966	$15,811	$233,155

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$121	$(150)	$—	$119	$90	$—	$90	$3,695	$—	$3,695
Land acquisition, development & commercial	1,802	(1,500)	—	651	953	249	704	23,911	2,975	20,936
Real estate:
Residential	785	(170)	—	(77)	538	—	538	58,070	714	57,356
Commercial	1,556	(356)	—	114	1,314	292	1,022	102,312	11,588	90,724
Commercial, industrial & agricultural	702	(139)	—	65	628	—	628	36,297	—	36,297
Equity lines	222	(158)	—	249	313	88	225	19,018	642	18,376
Consumer	$40	(1)	3	101	143	—	143	5,776	—	5,776

Total	$5,228	$(2,474)	$3	$1,222	$3,979	$629	$3,350	$249,079	$15,919	$233,160

Loans by credit quality indicators as of March 31, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Doubtful Nonaccrual	Total
Construction:
Residential	$3,786	$—	$—	$—	$—	$3,786

Land acquisition, development & commercial	21,767	—	2,434	430	199	24,830
Real Estate:

Residential	56,411	587	—	848	—	57,846

Commercial	93,252	—	9,146	—	—	102,398

Commercial, industrial & agricultural	34,290	194	918	43	—	35,445
Equity lines	18,453	—	—	439	—	18,892
Consumer	5,769	—	—	—	—	5,769

Total	$233,728	$781	$12,498	$1,760	$199	$248,966

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Doubtful Nonaccrual	Total
Construction:
Residential	$3,695	$—	$—	$—	$—	$3,695

Land acquisition, development & commercial	21,039	—	2,240	433	199	23,911
Real Estate:

Residential	56,767	589	—	714	—	58,070

Commercial	90,421	2,721	9,170	—	—	102,312

Commercial, industrial & agricultural	35,136	178	940	43	—	36,297
Equity lines	18,375	—	—	643	—	19,018
Consumer	5,776	—	—	—	—	5,776

Total	$231,209	$3,488	$12,350	$1,833	$199	$249,079

At March 31, 2012 and December 31, 2011, the Company had no loans classified as Loss.

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 485,760 shares of authorized common stock have been issued under the Plan and 64,240 shares of authorized common stock are available for issue under the Plan. There are options for 485,760 shares granted currently outstanding as of March 31, 2012, of which, all options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of March 31, 2012, no options have been exercised. The Company recorded compensation expense of $7 thousand for the three months ended March 31, 2012 and $11 thousand for the three months ended March 31, 2011. The aggregate intrinsic value of outstanding stock options was $0 at March 31, 2012. The weighted average remaining contractual term of outstanding options was 4.3 years at March 31, 2012.

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

The restrictions attached to stock issued under the Plan restrict transfer of the shares during the time TARP funding is outstanding and provide for vesting over a five-year period. During the first quarter of 2012, the Company issued 20,971 shares of stock under the Plan. None were issued during 2011.

The remaining unamortized compensation expense for restricted stock was $119 thousand at March 31, 2012 and will be recognized over the next 4.9 years. All compensation expense for stock options has been recognized.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

(Dollars In Thousands)		Carrying value at March 31, 2012
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$30,034		$30,034
Mortgaged-backed securities	32,286		32,286
Municipal securities	9,788		9,788
Derivative assets	142		142
Liabilities:
Derivative liabilities	$142		$142

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$34,022		$34,022
Mortgaged-backed securities	27,149		27,149
Municipal securities	8,036		8,036
Derivative assets	170		170
Liabilities:
Derivative liabilities	$170		$170

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles (GAAP). Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Significant unobservable inputs used in the fair value measurement of appraisals over two years old (Level 3) involve applying discount factors of between 5 and 20 percent based on the condition of the property and management’s assessment of current marketability of the property. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

(Dollars In Thousands)		Carrying value at March 31, 2012
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$3,484		$2,416	$1,068
Other real estate owned	$9,207		$9,207

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$3,455		$2,387	$1,068
Other real estate owned	$9,562		$9,562

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the three months ended March 31, 2012, were as follows (dollars in thousands):

Carrying value at March 31, 2012
Impaired Loans
Balance – December 31, 2011	$1,068
Decrease in carrying value	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance – March 31, 2012	$1,068

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2012	$—

At March 31, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$1,068	Discounted appraised value	Selling cost	5% -10%
			Discount for lack of marketability and age of appraisal	0% - 10%

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 using
(Dollars in Thousands)	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Approximate Fair Values
Financial assets
Cash and due from banks	$12,526	$12,526	$		$		$12,526
Federal funds sold	6,604	6,604					6,604
Securities available-for-sale	72,108			72,108			72,108
Loans, net	244,797			245,169		1,068	246,237
Accrued income	1,296			1,296			1,296
Derivative assets	142			142			142
Financial liabilities
Total deposits	305,759			306,156			306,156
Short term borrowings	404			404			404
FHLB borrowings	19,000			19,707			19,707
Accrued interest payable	438			438			438
Derivative liabilities	142			142			142

(Dollars in Thousands)	December 31, 2011
	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$12,529	$12,529
Federal funds sold	10,363	10,363
Securities available-for-sale	69,207	69,207
Loans, net	245,100	246,601
Accrued income	1,372	1,372
Derivative assets	170	170
Financial liabilities
Total deposits	307,636	308,105
Short term borrowings	449	449
FHLB borrowings	19,000	19760
Accrued interest payable	435	435
Derivative liabilities	170	170

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2011. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the City of Roanoke, Roanoke County, Christiansburg, and Salem, Virginia and contiguous counties, including Bedford and Franklin, Virginia. We place an emphasis on personal service and offer a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, and in the City of Roanoke, Virginia at 3521 Franklin Road.

The following is a discussion of factors that significantly affected the financial condition and results of operations of HomeTown Bankshares Corporation. This discussion should be read in connection with the financial statements presented herein.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2011. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

Discussion of Operations

Three Months Ended March 31, 2012

The Company had net income of $3.4 million for the three months ended March 31, 2012 compared with net income of $262 thousand for the three months ended March 31, 2011. Pre-tax earnings from operations for the first quarter of 2012 were $658 thousand compared to a pre-tax profit of $262 thousand for the same period a year ago. The recognition of deferred tax assets added a net tax benefit of $2.7 million to the pre-tax operating profit of $658 thousand for net income of $3.4 million. Deferred tax assets represent future potential tax deductions that result from timing differences between tax laws and generally accepted accounting principles (GAAP). Recognition of the deferred tax assets requires positive evidence of sufficient future taxable income to realize the benefit of the deferred tax asset, according to GAAP. After preferred dividends of $152 thousand, net income available to common shareholders for the first quarter of 2012 was $3.2 million compared to $111 thousand for the same quarter last year. On a per share basis, earnings from operations available to common shareholders were $.09 per share for the three months ended March 31, 2012. Recognition of $2.9 million of deferred tax assets added $.90 per common share for total earnings per common share of $.99 for the first quarter of 2012.

The $396 thousand improvement in the pre-tax earnings position was due mainly to improved net interest income. Net interest income increased $344 thousand or 13% from $2.7 million in the first three months of 2011 to $3.1 million for the same period in 2012. The net interest margin was 3.77% for the first quarter of 2012 compared to 3.29% for the first quarter of 2011. The 48 basis point improvement in the margin was due primarily to lower rates paid on deposits in the lower interest rate environment. The growth of lower cost demand deposits and a corresponding reduction in funding costs also contributed to the improved margin.

The provision for loan losses was $190 thousand for the first three months of 2012 compared to $248 thousand for the same period in 2011. No loans were charged-off during the three months ended March 31, 2012 compared to charge-offs of $398 thousand during the first three months of 2011.

In the first three months of 2012, noninterest income totaled $262 thousand, an increase of $80 thousand or 44% over the same period in the prior year. Mortgage loan brokerage fees accounted for $50 thousand of the $80 thousand increase. Mortgage loan brokerage fees totaled $74 for the first quarter of 2012 compared to $24 thousand last year, as the result of the Company’s expansion of mortgage operations. Service charges on deposit accounts were $74 thousand year to date through March 31, 2012, an increase of $12 thousand or 19% over the same period in the prior year due to the growth of demand deposit accounts. Other income totaled $77 thousand for the first quarter of 2012 and was $19 thousand higher than the same period last year, due largely to increased interchange fee income resulting from the higher volume of deposits.

Noninterest expense increased $86 thousand or 3.6% to $2.5 million for the three months ended on March 31, 2012, when compared to the same period in 2011. Discretionary spending on advertising and marketing was up $45 thousand or 60% for the first quarter of 2012 compared to the first quarter of 2011. Other real estate owned expenses rose $32 thousand or 43.8% due to the carrying costs of a higher level of foreclosed properties. Data processing expense was up $30 thousand or 22% for the first three months of 2012 compared to the same period last year due to higher costs associated with software enhancements and upgrading of the core processor in mid-2011. Other expenses were $317 thousand and $222 thousand for the quarters ended March 31, 2012 and 2011, respectively. Effective January 1, 2012, the Board adopted a compensation plan for its non-employee members. The first quarter of 2012 includes $56 thousand for fees earned by the board of directors. The Company realized the benefit of favorable variances in several noninterest expense categories, which partially offset the aforementioned increases. FDIC insurance was $121 thousand for the three months ended March 31, 2012, down $68 thousand or 36% from the same period in 2011 due to overall decreases in assessment rates. Losses on sales and writedowns of other real estate totaled $3 thousand year to date March 31, 2012, down $15 thousand from the $18 thousand recognized in 2011. Bank franchise taxes for the first quarter of 2012 were $36 thousand, $20 thousand or 36% less than the prior year. The Commonwealth of Virginia avoids double taxation by allowing for the deduction of real estate property in determining net taxable capital subject to the bank franchise tax. The amount of property subject to real estate taxes is up over the prior year due to the increase in foreclosed properties held by the bank. The real estate taxes on foreclosed properties are included in other real estate owned expenses and accounted for the majority of the $32 thousand dollar increase discussed previously.

Effective January 1, 2012, the Company recognized deferred tax assets resulting in an income tax benefit of $2.9 million and began recording tax expense on current period income before taxes. The decision to record deferred tax assets was based on an assessment of the Company’s profitable operations over the last five quarters and projections of future taxable income. The projections of future taxable income include provisions for loans losses based on the Company’s provision expense trended over the last five quarters of operations and an assessment of the credit risk present in the loan portfolio at March 31, 2012.

For the three months ended March 31, 2012, the Company recorded an income tax benefit of $2.7 million comprised of recognition of deferred tax assets of $2.9 million as of January 1, 2012 and income tax expense of $200 thousand on net income before income taxes of $658 thousand. No income tax expense was recorded for the three months ended March 31, 2011 as the Company was not recording deferred income tax expense or benefit at that time.

Financial Condition

At March 31, 2012, the Company had total assets of $362 million compared to $361 million at December 31, 2011. At March 31, 2012, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. Net loans totaled $245 million at March 31, 2012 and December 31, 2011. Fed funds sold decreased $3.8 million to $6.6 million from year end 2011 to March 31, 2012, as excess liquidity was invested in securities available for sale which rose $2.9 million during the same time frame. As discussed previously, the Company, based on the increased likelihood of being able to realize the benefit of reducing future taxable income by the amount of prior year net operating loss carry forwards and other timing differences, recognized a net deferred tax asset in the first quarter on 2012. At March 31, 2012, net deferred tax assets were $2.5 million compared to none in the prior year.

The Company’s liabilities at March 31, 2012 totaled $326 million compared to $328 million at December 31, 2011, a decrease of $1.7 million or .5%. Interest-bearing deposits decreased by $3.6 million or 1.3%, while noninterest-bearing deposits were up $1.7 thousand or 6.3% from year end 2011 to March 31, 2012.

At March 31, 2012 and December 31, 2011, the Company had stockholders’ equity of $35.4 million and $33.1 million, respectively, an increase of $2.3 million or 6.9%. Changes to stockholders’ equity in the first quarter included net income of $3.4 million, partially offset by the payment of $934 thousand in accumulated dividends on the Troubled Asset Relief Program (TARP) preferred stock. Stock awarded to executives increased stockholder’s equity an additional $6.7 thousand.

On September 18, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the United States Department of the Treasury pursuant to which the Company issued 10 thousand shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for a purchase price of $10 million in cash and issued a warrant to purchase 374.37437 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B for a per share price of $1.00 per share, which was exercised immediately. Accumulated other comprehensive income net of tax, decreased $157 thousand from $1.1 million at December 31, 2011 to $922 thousand at March 31, 2012. Year to date March 31, 2012, unrealized gains on securities available for sale increased $318 thousand.

Management believes the Company has sufficient capital to fund its operations. At March 31, 2012, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. At March 31, 2012, there was one loan for $462 thousand that was past due ninety days or more and still accruing. A plan had been entered into with the borrower to be current within 90 days. There were no loans past due ninety days or more and still accruing interest at December 31, 2011. Nonaccrual loans totaled $2.0 million at the end of the first quarter of 2012 and at the end of 2011.

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2012 and December 31, 2011 were as follows:

(Dollars In Thousands)	March 31, 2012	December 31, 2011
Construction:
Residential	$1,519	$1,447
Land acquisition, development & commercial	3,716	3,805
Real Estate:
Residential	404	642
Commercial	1,789	1,919
Commercial, industrial & agricultural	1,215	1,215
Equity lines	564	564

	$9,207	$9,592

The activity in other real estate owned for the first quarter of 2012 was as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Writedowns	—	—	—
Sales	(492)	137	(355)

Balance at the end of the year	$9,401	$(194)	$9,207

Losses on sales of other real estate owned totaled $3 thousand in the first quarter of 2012.

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

Specific loss reserves for loans individually evaluated for impairment totaled $1.0 million at March 31, 2012 compared to $629 thousand at December 31, 2011, an increase of $399 thousand. Impaired loans declined $108 thousand from $15.9 million at December 31, 2011 to $15.8 million at March 31, 2012. Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $190 thousand in the first quarter of 2012 compared to $248 thousand in the same quarter of 2011. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.67% at March 31, 2012 and 1.60% at December 31, 2011.

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

At March 31, 2012, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $73.1 million. At March 31, 2012, 22% or $54.0 million of the loan portfolio would mature within one year. At March 31, 2012, non-deposit sources of available funds totaled $26.1 million, which included $7.1 million immediately available from FHLB. During the first three months of 2012 there was no borrowing activity.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated	$37,750	14.3%	$21,102	8.0%	N/A	N/A
HomeTown Bank	$35,167	13.3%	$21,102	8.0%	$26,377	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$34,442	13.1%	$10,551,	4.0%	N/A	N/A
HomeTown Bank	$31,859	12.1%	$10,551	4.0%	$15,826	6.0%
Tier I Capital (to Average Assets)
Consolidated	$34,442	9.4%	$14,583	4.0%	N/A	N/A
HomeTown Bank	$31,859	8.7%	$14,583	4.0%	$18,229	5.0%

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

At March 31, 2012 outstanding commitments to extend credit including letters of credit were $51.3 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The Company has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments do not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

Exhibit No.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 11, 2012	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 11, 2012	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.