Form 10-Q
period 2012-06-30
HomeTown Bankshares Corp
filed 2012-08-20
CIK 1461640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

As of August 9, 2012, 3,262,518 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION
Form 10-Q

INDEX
PART 1. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

In Thousands, Except Share and Per Share Data	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash and due from banks	$12,618	$12,529
Federal funds sold	10,789	10,363
Securities available for sale, at fair value	69,097	69,207
Restricted equity securities, at cost	2,439	2,390
Loans, net of allowance for loan losses of $4,019 in 2012 and $3,979 in 2011	257,656	245,100
Property and equipment, net	9,523	9,582
Other real estate owned, net of valuation allowance of $156 in 2012 and $331 in 2011	8,888	9,562
Deferred tax asset, net	2,303	—
Accrued income	1,425	1,372
Prepaid FDIC insurance	241	473
Other assets	879	597
Total assets	$375,858	$361,175

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$32,458	$26,822
Interest-bearing	287,290	280,814
Total deposits	319,748	307,636
Short term borrowings	465	449
Federal Home Loan Bank borrowings	19,000	19,000
Accrued interest payable	399	435
Other liabilities	680	567
Total liabilities	340,292	328,087

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at June 30, 2012 and December 31, 2011	10,374	10,374
Discount on preferred stock	(179)	(217)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,262,518 (includes 29,178 restricted shares) at June 30, 2012 and 3,241,547(includes 8,207 restricted shares) at December 31, 2011	16,167	16,167
Surplus	15,472	15,458
Retained deficit	(7,423)	(9,773)
Accumulated other comprehensive income	1,155	1,079
Total stockholders’ equity	35,566	33,088
Total liabilities and stockholders’ equity	$375,858	$361,175

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Income
For the Three and Six months ended June 30, 2012 and 2011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
In Thousands, Except Share and Per Share Data	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,431	$3,552	$6,809	$7,065
Taxable investment securities	433	507	911	936
Nontaxable investment securities	9	—	12	—
Federal funds sold	2	8	6	16
Dividends on restricted stock	21	15	39	32
Other interest income	16	4	21	4
Total interest income	3,912	4,086	7,798	8,053

Interest expense:
Deposits	581	1,034	1,221	2,119
Preferred stock dividends	—	—	38	—
Other borrowed funds	97	132	212	265
Total interest expense	678	1,166	1,471	2,384
Net interest income	3,234	2,920	6,327	5,669

Provision for loan losses	1,088	266	1,278	514
Net interest income after provision for loan losses	2,146	2,654	5,049	5,155

Noninterest income:
Service charges on deposit accounts	64	63	138	125
ATM and interchange income	63	47	110	79
Mortgage loan brokerage fees	78	11	152	35
Gain on sales of investment securities	127	125	127	129
Other income	74	50	141	110
Total noninterest income	406	296	668	478

Noninterest expense:
Salaries and employee benefits	1,138	1,252	2,365	2,468
Occupancy and equipment expense	310	323	635	655
Data processing expense	168	146	335	283
Advertising and marketing expense	77	61	197	136
Professional fees	108	66	194	169
Bank franchise taxes	33	46	69	102
FDIC insurance expense	122	163	243	352
Loss on sales and writedowns of other real estate owned	32	17	35	35
Other real estate owned expense	72	38	177	111
Directors’ fees	61	—	117	—
Other expense	292	248	553	470
Total noninterest expense	2,413	2,360	4,920	4,781
Net income before income taxes	139	590	797	852
Income tax expense (benefit)	44	—	(2,658)	—
Net income	95	590	3,455	852
Dividends accumulated on preferred stock	134	133	267	266
Accretion of discount on preferred stock	18	17	37	35
Net income (loss) available to common shareholders	$(57)	$440	$3,151	$551
Earnings (loss) per common share, basic and diluted	$(0.02)	$0.14	$0.97	$0.17
Weighted average common shares outstanding, basic and diluted	3,262,518	3,241,547	3,256,296	3,241,547

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Comprehensive Income
For the Three and Six months ended June 30, 2012 and 2011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$95	$590	$3,455	$852

Net change in net unrealized gains on securities available for sale:
Unrealized gains arising during the period	480	886	798	1,236
Reclassification adjustment for realized gains included in net income	(127)	(125)	(127)	-129
Net securities gains during the period	353	761	671	1,107
Tax effect	(120)	—	(595)	—
Total other comprehensive income	233	761	76	1,107
Comprehensive income	$328	$1,351	$3,531	$1,959

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Cash Flows
Six months ended June 30, 2012 and 2011

In Thousands	Unaudited June 30, 2012	Unaudited June 30, 2011
Cash flows from operating activities:
Net income	$3,455	$852
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	259	279
Provision for loan losses	1,278	514
Amortization of premium on securities, net	361	202
Loss on sales and writedowns of other real estate, net	35	35
Gain on sale of investment securities	(127)	(129)
Stock compensation expense	14	16
Changes in assets and liabilities:
Deferred tax asset	(2,926)	—
Accrued income	(53)	46
Other assets	(50)	321
Accrued interest payable	(36)	(110)
Other liabilities	113	9
Net cash flows provided by operating activities	2,323	2,035

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(426)	11,588
Purchases of investment securities	(14,617)	(19,243)
Sales, maturities, and calls of available for sale securities	15,192	12,208
(Purchase) repurchase of restricted equity securities, net	(49)	112
Net (increase) decrease in loans	(13,903)	2,425
Proceeds from sales of other real estate	708	147
Purchases of property and equipment	(200)	(72)
Net cash flows (used in) provided by investing activities	(13,295)	7,165

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,636	3,499
Net increase (decrease) in interest-bearing deposits	6,476	(2,761)
Net increase (decrease) in short-term borrowings	16	(84)
Net decrease in long-term FHLB borrowings	—	(2,350)
Preferred stock dividend payment	(1,067)	—
Net cash flows provided by (used in) financing activities	11,061	(1,696)
Net increase in cash and cash equivalents	89	7,504
Cash and cash equivalents, beginning	12,529	4,479
Cash and cash equivalents, ending	$12,618	$11,983

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,507	$2,494
Cash payments for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain on securities available for sale	$699	$1,107
Transfer from loans to other real estate owned	$69	$4,127

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

Basis of Presentation

The consolidated financial statements as of June 30, 2012 and for the periods ended June 30, 2012 and 2011 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The first quarter of 2012 included the recognition of cumulative deferred tax assets. The amount of the net tax benefit recognized in the first quarter is a non-recurring, cumulative adjustment that includes the net tax benefit generated from prior years, as well as the current year. The results for the six months ended June 30, 2012, are not necessarily indicative of results expected for the calendar year. Management believes that all other interim adjustments are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2011, included in the Company’s Form 10-K for the year ended December 31, 2011.

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

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of June 30, 2012 and December 31, 2011, are as follows:

(Dollars In Thousands)	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$30,006	$872	$(18)	$30,860
Mortgage-backed securities	27,109	489	(18)	27,580
Municipal securities	10,204	513	(60)	10,657
	$67,319	$1,874	$(96)	$69,097

(Dollars In Thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$33,558	$480	$(16)	$34,022
Mortgage-backed securities	26,673	495	(19)	27,149
Municipal securities	7,897	235	(96)	8,036
	$68,128	$1,210	$(131)	$69,207

U.S. Government and federal agency securities. The unrealized losses on 5 of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Mortgage-backed securities. The unrealized losses in 7 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Municipal securities. The unrealized losses on the Company’s 8 investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

The following tables demonstrate the unrealized loss position of securities available for sale at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$—	$—	$2,944	$(18)	$2,944	$(18)
Mortgage-backed securities	—	—	5,167	(18)	5,167	(18)
Municipal securities	—	—	2,941	(60)	2,941	(60)
	$—	$—	$11,052	$(96)	$11,052	$(96)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$6,201	$(16)	$—	$—	$6,201	$(16)
Mortgage-backed securities	2,957	(14)	725	(5)	3,682	(19)
Municipal securities	3,371	(96)	—	—	3,371	(96)
	$12,529	$(126)	$725	$(5)	$13,254	$(131)

There are 20 debt securities with fair values totaling $11.1 million considered temporarily impaired at June 30, 2012.  As of June 30, 2012, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The Company realized gains on sales of securities of $127 thousand for the first six months of 2012 compared to $129 thousand for the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at June 30, 2012, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$—	$—
Over one through five years	824	850
Over five through ten years	9,672	9,894
Greater than 10 years	56,823	58,353
	$67,319	$69,097

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2012 and December 31, 2011 were as follows:

(Dollars In Thousands)	June 30, 2012	December 31, 2011
Construction:
Residential	$4,756	$3,695
Land acquisition, development & commercial	19,920	23,911
Real Estate:
Residential	66,445	58,070
Commercial	106,696	102,312
Commercial, industrial & agricultural	38,809	36,297
Equity lines	19,802	19,018
Consumer	5,247	5,776
Total	261,675	249,079

Less allowance for loan losses	(4,019)	(3,979)
Loans, net	$257,656	$245,100

The past due and nonaccrual status of loans as of June 30, 2012 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$—	$—	$4,756	$4,756	$—
Land acquisition, development & commercial	416	—	—	416	19,504	19,920	506
Real Estate:
Residential	—	349	532	881	65,564	66,445	716
Commercial	—	—	1,575	1,575	105,121	106,696	1,575
Commercial, industrial & agricultural	9	—	—	9	38,800	38,809	—
Equity lines	60	25	272	357	19,445	19,802	475
Consumer	—	4	—	4	5,243	5,247	—
Total	$485	$378	$2,379	$3,242	$258,433	$261,675	$3,272

The past due and nonaccrual status of loans as of December 31, 2011 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$—	$—	$3,695	$3,695	$—
Land acquisition, development & commercial	—	464	632	1,096	22,815	23,911	632
Real Estate:					—
Residential	—	535	179	714	57,356	58,070	714
Commercial	—	—	—	—	102,312	102,312	—
Commercial, industrial & agricultural	55	—	43	98	36,199	36,297	43
Equity lines	—	—	643	643	18,375	19,018	643
Consumer	—	—	—	—	5,776	5,776	—
Total	$55	$999	$1,497	$2,551	$246,528	$249,079	$2,032

There were no loans past due ninety days or more and still accruing at June 30, 2012 or December 31, 2011.

Impaired loans and the related allowance at June 30, 2012, were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	835	878	—	630	16
Real Estate:
Residential	58	58	—	122	6
Commercial	6,185	6,664	—	5,149	100
Commercial, industrial & agricultural	1,536	1,536	—	1,217	30
Equity lines	272	440	—	136	—
Consumer	—	—	—	—	—
Total loans with no allowance	$8,886	$9,576	$—	$7,254	$152

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	1,550	1,550	38	1,783	53
Real Estate:
Residential	658	658	152	596	3
Commercial	3,095	3,095	285	4,053	132
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	202	202	150	420	8
Consumer	—	—	—	—	—
Total loans with an allowance	$5,505	$5,505	$625	$6,852	$196

Impaired loans and the related allowance at December 31, 2011 were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$917	$—
Land acquisition, development & commercial	2,174	3,300	—	2,815	100
Real Estate:
Residential	714	714	—	1,868	27
Commercial	8,508	8,508	—	7,201	383
Commercial, industrial & agricultural	—	—	—	218	—
Equity lines	439	439	—	175	5
Consumer	—	—	—	—	—
Total loans with no allowance	$11,835	$12,961	$—	$13,194	$515

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$288	$—
Land acquisition, development & commercial	801	801	249	3,024	38
Real Estate:
Residential	—	—	—	137	—
Commercial	3,080	3,080	292	2,386	183
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	203	203	88	108	5
Consumer	—	—	—	—	—
Total loans with an allowance	$4,084	$4,084	$629	$5,943	$226

Included in certain loan categories are troubled debt restructurings (“TDRs”). At June 30, 2012 and December 31, 2011 there were 3 loans classified as TDRs totaling $7.9 million. At June 30, 2012, one of the loans was past due over 90 days and on nonaccrual status.  The others were performing in accordance with their restructured terms. At December 31, 2011, all were performing in accordance with their restructured terms and none were on nonaccrual status. The amount of the valuation allowance related to total TDRs was $0 at June 30, 2012, and $277 thousand as of December 31, 2011. For the six months ended June 30, 2012, no loans were modified in a TDR.

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

Note 4. Allowance for Loan Losses

The following table presents, as of June 30, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$90	$—	$—	$19	$109	$—	$109	$4,756	$—	$4,756
Land acquisition, development & commercial	953	(502)	—	520	971	38	933	19,920	2,385	17,535
Real estate:
Residential	538	(56)	—	204	686	152	534	66,445	716	65,729
Commercial	1,314	(478)	—	454	1,290	285	1,005	106,696	9,280	97,416
Commercial, industrial & agricultural	628	(35)	—	(169)	424	—	424	38,809	1,536	37,273
Equity lines	313	(167)	—	287	433	150	283	19,802	474	19,328
Consumer	143	—	—	(37)	106	—	106	5,247	—	5,247
Total	$3,979	$(1,238)	$—	$1,278	$4,019	$625	$3,394	$261,675	$14,391	$247,284

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$121	$(150)	$—	$119	$90	$—	$90	$3,695	$—	$3,695
Land acquisition, development & commercial	1,802	(1,500)	—	651	953	249	704	23,911	2,975	20,936
Real estate:
Residential	785	(170)	—	(77)	538	—	538	58,070	714	57,356
Commercial	1,556	(356)	—	114	1,314	292	1,022	102,312	11,588	90,724
Commercial, industrial & agricultural	702	(139)	—	65	628	—	628	36,297	—	36,297
Equity lines	222	(158)	—	249	313	88	225	19,018	642	18,376
Consumer	$40	(1)	3	101	143	—	143	5,776	—	5,776
Total	$5,228	$(2,474)	$3	$1,222	$3,979	$629	$3,350	$249,079	$15,919	$233,160

Loans by credit quality indicators as of June 30, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Doubtful Nonaccrual	Total
Construction:
Residential	$4,756	$—	$—	$—	$—	$4,756

Land acquisition, development & commercial	17,446	—	1,968	506	—	19,920
Real Estate:

Residential	64,962	583	184	716	—	66,445

Commercial	96,989	427	7,705	1,575	—	106,696

Commercial, industrial & agricultural	37,039	202	1,568	—	—	38,809
Equity lines	19,327	—	—	475	—	19,802
Consumer	5,247	—	—	—	—	5,247
Total	$245,766	$1,212	$11,425	$3,272	$—	$261,675

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Doubtful Nonaccrual	Total
Construction:
Residential	$3,695	$—	$—	$—	$—	$3,695

Land acquisition, development & commercial	21,039	—	2,240	433	199	23,911
Real Estate:

Residential	56,767	589	—	714	—	58,070

Commercial	90,421	2,721	9,170	—	—	102,312

Commercial, industrial & agricultural	35,136	178	940	43	—	36,297
Equity lines	18,375	—	—	643	—	19,018
Consumer	5,776	—	—	—	—	5,776
Total	$231,209	$3,488	$12,350	$1,833	$199	$249,079

At June 30, 2012 and December 31, 2011, the Company had no loans classified as Loss.

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 485,760 shares of authorized common stock have been issued under the Plan and 64,240 shares of authorized common stock are available for issue under the Plan. There are options for 485,760 shares granted currently outstanding as of June 30, 2012, of which, all options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. As of June 30, 2012, no options have been exercised. The Company recorded compensation expense of $14 thousand for the six months ended June 30, 2012 and $16 thousand for the six months ended June 30, 2011. The aggregate intrinsic value of outstanding stock options was $0 at June 30, 2012. The weighted average remaining contractual term of outstanding options was 4.0 years at June 30, 2012.

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

The restrictions attached to stock issued under the Plan restrict transfer of the shares during the time TARP funding is outstanding and provide for vesting over a five-year period. During the first six month period of 2012, the Company issued 20,971 shares of stock under the Plan. None were issued during 2011.

The remaining unamortized compensation expense for restricted stock was $111 thousand at June 30, 2012 and will be recognized over the next 4.7 years. All compensation expense for stock options has been recognized.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

(Dollars In Thousands)		Carrying value at June 30, 2012
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$30,860		$30,860
Mortgaged-backed securities	27,580		27,580
Municipal securities	10,657		10,657
Derivative assets	133		133
Liabilities:
Derivative liabilities	$133		$133

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$34,022		$34,022
Mortgaged-backed securities	27,149		27,149
Municipal securities	8,036		8,036
Derivative assets	170		170
Liabilities:
Derivative liabilities	$170		$170

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

(Dollars In Thousands)			Carrying value at June 30, 2012
Description	Balance as of June 30, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$,	4,880		$3,812	$1,068
Other real estate owned		$8,888		$8,888

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$3,455		$2,387	$1,068
Other real estate owned	$9,562		$9,562

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the six months ended June 30, 2012, were as follows (dollars in thousands):

Carrying value at June 30, 2012
Impaired Loans
Balance – December 31, 2011	$1,068
Decrease in carrying value	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance – June 30, 2012	$1,068

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2012	$—

At June 30, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2012 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$1,068	Discounted appraised value	Selling cost	5%	-	10%
			Discount for lack of marketability and age of appraisal	0%	-	10%

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 using
(Dollars in Thousands)	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Approximate Fair Values
Financial assets
Cash and due from banks	$12,618	$12,618	$		$		$12,618
Federal funds sold	10,789	10,789					10,789
Securities available-for-sale	69,097			69,097			69,097
Restricted equity securities	2,439			2,439			2,439
Loans, net	257,656			258,631		1,068	259,699
Accrued income	1,425			1,425			1,425
Derivative assets	133			133			133
Financial liabilities
Total deposits	319,748			320,153			320,153
Short term borrowings	465			465			465
FHLB borrowings	19,000			19,823			19,823
Accrued interest payable	399			399			399
Derivative liabilities	133			133			133

(Dollars in Thousands)	December 31, 2011
	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$12,529	$12,529
Federal funds sold	10,363	10,363
Securities available-for-sale	69,207	69,207
Restricted equity securities	2,390	2,390
Loans, net	245,100	246,601
Accrued income	1,372	1,372
Derivative assets	170	170
Financial liabilities
Total deposits	307,636	308,105
Short term borrowings	449	449
FHLB borrowings	19,000	19,760
Accrued interest payable	435	435
Derivative liabilities	170	170

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

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the City of Roanoke, Roanoke County, Christiansburg, and Salem, Virginia and contiguous counties, including Bedford and Franklin, Virginia. We place an emphasis on personal service and offer a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake, in the town of Christiansburg, Virginia at 1540 and 1655 Roanoke Street, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, and in the City of Roanoke, Virginia at 3521 Franklin Road.

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

Discussion of Operations

Six Months Ended June 30, 2012

The Company had net income of $3.5 million for the six months ended June 30, 2012 compared with net income of $852 thousand for the six months ended June 30, 2011.   Pre-tax earnings from operations for the first half of 2012 were $797 thousand compared to a pre-tax profit of $852 thousand for the same period a year ago. The recognition of deferred tax assets added a net tax benefit of $2.9 million to net income. Deferred tax assets represent future potential tax deductions that result from timing differences between tax laws and generally accepted accounting principles (GAAP). Recognition of the deferred tax assets requires positive evidence of sufficient future taxable income to realize the benefit of the deferred tax asset, according to GAAP. After preferred dividends of $304 thousand, net income available to common shareholders for the first half of 2012 was $3.2 million compared to $551 thousand for the same period last year. On a per share basis, net income from operations available to common shareholders was $0.97 per share for the six months ended June 30, 2012. The $0.97 per share included $.90 per common share for the recognition of $2.9 million of prior year deferred tax assets in the first quarter of 2012.

Steady improvement in the Company’s net interest margin enhanced earnings in 2012 with net interest income increasing $658 thousand or 12% over the same period last year.  The Company’s net interest margin increased to 3.82% for the first half of 2012 from 3.38% for the first half of 2011.  Continued growth in lower cost core deposits and a corresponding reduction in funding costs contributed to the improved margin for the first six months of 2012.

Noninterest income was up $190 thousand or 40% for the six months ended June 30, 2012 compared to the first six months of 2011 due to an increase in mortgage loan brokerage fees as well as an increase in transaction account income from the growth in demand deposit accounts.

These increases in net interest income and noninterest income were the primary contributors to the Company’s year-to-date financial performance for 2012 compared to 2011, and were partially negated by a higher provision for loan losses and noninterest expense.  The provision for loan losses for the six months ended June 30, 2012 was $764 thousand above the same period last year as the result of increasing the specific reserves on impaired loans during the 1st half of 2012 compared to 2011.  Noninterest expense for the six months ended June 30, 2012 was $139 thousand or 2.9% higher than last year.  Effective January 1, 2012, the Board adopted a compensation plan for its non-employee members.  Through June 30, 2012, noninterest expense included $117 thousand for fees earned by the board of directors.  Discretionary spending on advertising and marketing was up $61 thousand or 45% for the first half of 2012 compared to the first half of 2011. Other real estate owned expenses rose $66 thousand or 59% due to the carrying costs of a higher level of foreclosed properties.  Data processing expense was up $52 thousand or 18% for the six months ended June 30, 2012 compared to the same period last year due to higher costs associated with software enhancements and upgrading of the core processor in mid-2011.  The Company realized the benefit of favorable variances in several noninterest expense categories, which partially offset the aforementioned increases.  Bank franchise taxes for the first half of 2012 were $33 thousand less than the prior year. The Commonwealth of Virginia avoids double taxation by allowing for the deduction of real estate property in determining net taxable capital subject to the bank franchise tax. The amount of property subject to real estate taxes is up over the prior year due to the increase in foreclosed properties held by the bank. The real estate taxes on foreclosed properties are included in other real estate owned expenses and accounted for the majority of the $66 thousand dollar increase discussed previously.

Effective January 1, 2012, the Company recognized deferred tax assets resulting in an income tax benefit of $2.9 million and began recording tax expense on current period income before taxes. The decision to record deferred tax assets was based on an assessment of the Company’s profitable operations over the last five quarters and projections of future taxable income. The projections of future taxable income include provisions for loans losses based on the Company’s provision expense trended over the last five quarters of operations and an assessment of the credit risk present in the loan portfolio at June 30, 2012.

For the six months ended June 30, 2012, the Company recorded an income tax benefit of $2.7 million comprised of recognition of deferred tax assets of $2.9 million as of January 1, 2012 and income tax expense of $267 thousand on net income before income taxes of $797 thousand. No income tax expense was recorded for the six months ended June 30, 2011 as the Company was not recording deferred income tax expense or benefit at that time.

Three Months Ended June 30, 2012

Net income for the second quarter of 2012 totaled $95 thousand compared to $590 thousand for the same quarter last year.  Net income before tax was $139 thousand for three months ended June 30, 2012 compared to $590 thousand earned in the same period in the prior year.   As discussed previously, at the same time the Company began recognizing deferred tax assets in 2012, the Company also began recording tax expense on current period income before taxes.  After preferred dividends of $152 thousand, net loss available to common shareholders for the second quarter of 2012 was $57 thousand compared to net income of $440 thousand for the same quarter last year. On a per share basis, loss from operations available to common shareholders were ($0.02) per share for the three months ended June 30, 2012.

Net interest income has increased for five consecutive quarters and the second quarter of 2012 was $141 thousand higher than the first quarter and $314 thousand over the same quarter last year.  The net interest margin was 3.86% for the second quarter of 2012, up 9 basis points from the 3.77% for the first quarter of 2012, and up 39 basis points from the 3.47% for the second quarter of 2011.  The improvement in the margin was due primarily to lower rates paid on deposits in the lower interest rate environment.

The provision for loan losses was $1.1 million for the three months ended June 30, 2012 compared to $266 thousand for the same period in 2011.

During the three months ended June 30, 2012, noninterest income totaled $406 thousand, an increase of $110 thousand or 37% over the same period in the prior year.  Mortgage loan brokerage fees totaled $78 for the second quarter of 2012 compared to $11 thousand last year, as the result of the Company’s expansion of mortgage operations.

Noninterest expense increased $53 thousand or 2.4% to $2.4 million for the three months ended on June 30, 2012, when compared to the same period in 2011.  The second quarter of 2012 includes $61 thousand for fees earned by the board of directors compared to none in the prior year.

Financial Condition

At June 30, 2012, the Company had total assets of $376 million compared to $361 million at December 31, 2011.   At June 30, 2012, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Since March the yield on the 2 year Treasury has fallen seven basis points and the yield on the 10 year Treasury has fallen 70 basis points, resulting in a significant flattening of the yield curve.  With the European economy in trouble, funds have left Europe for the safety of the U.S. Treasury bond and the U.S. dollar.  Over the past year, yields on securities available for purchase have declined from the 3½ to 4 ½% range to 2 to 2½%.  As a result, the Company’s planned growth allocated to investments shifted to loans.  As a result net loans rose $13 million or 5.4% from $245 million at December 31, 2011 to $258 million at June 30, 2012.  Loan growth was funded primarily by the expansion of noninterest bearing deposits.

As discussed previously, the Company, based on the increased likelihood of being able to realize the benefit of reducing future taxable income by the amount of prior year net operating loss carry forwards and other timing differences, recognized a net deferred tax asset in the first quarter on 2012. At June 30, 2012, net deferred tax assets were $2.3 million compared to none in the prior year.

The Company’s liabilities at June 30, 2012 totaled $340 million compared to $328 million at December 31, 2011, an increase of $12.5 million or 3.8%.  Interest-bearing deposits increased $6.5 million or 2.3%; the utilization of longer term brokered deposits as a funding source accounted for $4.1 million of the growth.   Noninterest-bearing deposits were up $5.6 million thousand or 21% from year end 2011 to June 30, 2012.

At June 30, 2012 and December 31, 2011, the Company had stockholders’ equity of $35.6 million and $33.1 million, respectively, an increase of $2.5 million or 7.5%. The change in stockholders’ equity in the first half of 2012 was mainly the result of net income of $3.5 million.  The increase was partially offset by the payment of $1.1 million of dividends on the Troubled Asset Relief Program (TARP) preferred stock.  The $1.1 million of TARP dividends paid in 2012 included $800 thousand for dividends accumulated from prior years.  Stock awarded to executives increased stockholder’s equity an additional $14 thousand.

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

Management believes the Company has sufficient capital to fund its operations. At June 30, 2012, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets.  There were no loans past due ninety days or more and still accruing interest at June 30, 2012 or December 31, 2011.   Nonaccrual loans totaled $3.3 million at the end of the second quarter of 2012, compared to $2.0 million at December 31, 2011.

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2012 and December 31, 2011 were as follows:

(Dollars In Thousands)	June 30, 2012	December 31, 2011
Construction:
Residential	$1,300	$1,447
Land acquisition, development & commercial	3,785	3,805
Real Estate:
Residential	404	612
Commercial	1,620	1,919
Commercial, industrial & agricultural	1,215	1,215
Equity lines	564	564

	$8,888	$9,562

The activity in other real estate owned for the first quarter of 2012 was as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Additions	69	—	69
Writedowns	—	—	—
Sales	(918)	175	(743)
Balance at the end of the year	$9,044	$(156)	$8,888

Losses on sales of other real estate owned totaled $35 thousand for the first six months of 2012.

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

Specific loss reserves for loans individually evaluated for impairment totaled $625 thousand at June 30, 2012 compared to $629 thousand at December 31, 2011. Impaired loans declined $1.5 million from $15.9 million at December 31, 2011 to $14.4 million at June 30, 2012.   Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $1.3 million in the first half of 2012.   Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.54%, 1.67%, and 1.60% at June 30, 2012, March 31, 2012, and December 31, 2011, respectively.  The decline in the percentage from the end of March to the end of June is primarily attributable to loans with identified losses that were charged off in the second quarter along with improvement in the qualitative factors related to the economy.   Housing starts rose 6.9% in June 2012 to a seasonally adjusted annual rate of 760 thousand units, the highest rate since October 2008, the Commerce Department reported. Single-family home starts increased 4.7% to a 539 thousand annual rate. Starts for multifamily homes, such as townhouses and apartments, rose 12.8% to a 221 thousand rate. This information seems to indicate stabilization in the housing market and the value of the collateral. The most recent economic activity report, dated July 18, 2012 from the Federal Reserve (the Beige Book), indicated that the national economy continued to expand at a modest to moderate pace in June and early July.

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

At June 30, 2012, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $98 million. At June 30, 2012, 26% or $67 million of the loan portfolio would mature within one year. At June 30, 2012, non-deposit sources of available funds totaled $27 million, which included $7.9 million immediately available from FHLB. During the first three months of 2012 there was no borrowing activity.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated	$37,719	13.9%	$21,654	8.0%	N/A	N/A
HomeTown Bank	$35,367	13.1%	$21,654	8.0%	$27,067	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$34,411	12.7%	$10,827	4.0%	N/A	N/A
HomeTown Bank	$31,974	11.8%	$10,827	4.0%	$16,240	6.0%
Tier I Capital (to Average Assets)
Consolidated	$34,411	9.4%	$10,827	4.0%	N/A	N/A
HomeTown Bank	$31,974	8.7%	$10,827	4.0%	$18,343	5.0%

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

At June 30, 2012 outstanding commitments to extend credit including letters of credit were $49.1 million. There are no commitments to extend credit on impaired loans.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

None

Item 6.         Exhibits

(a) Exhibits

Exhibit No.
10.1	Amendment to Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 20, 2012	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 20, 2012	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK
FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
10.1	Amendment to Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).