Form 10-Q/A
period 2012-06-30
HomeTown Bankshares Corp
filed 2012-09-13
CIK 1461640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, initially filed with the U.S. Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 10.1 and Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to the Form 10-Q provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, and 2011;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements. No other changes have been made to the Form 10-Q as previously filed.

PART II.	OTHER INFORMATION

Item 6.         Exhibits

(a) Exhibits

Exhibit No.
10.1	Amendment to Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still.

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, and 2011;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANKSHARES CORPORATION

Date: September 13, 2012	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: September 13, 2012	By:	/S/ CHARLES W. MANESS, JR.
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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, and 2011;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.