Form 10-Q
period 2012-09-30
HomeTown Bankshares Corp
filed 2012-11-13
CIK 1461640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012.

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

As of November  6, 2012, 3,262,518 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION
Form 10-Q

INDEX
PART 1. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

In Thousands, Except Share and Per Share Data	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$11,049	$12,529
Federal funds sold	1,550	10,363
Securities available for sale, at fair value	66,790	69,207
Restricted equity securities, at cost	2,418	2,390
Loans, net of allowance for loan losses of $3,901 in 2012 and $3,979 in 2011	262,863	245,100
Property and equipment, net	9,671	9,582
Other real estate owned, net of valuation allowance of $256 in 2012 and $331 in 2011	10,090	9,562
Deferred tax asset, net	2,189	—
Accrued income	1,471	1,372
Prepaid FDIC insurance	121	473
Other assets	682	597
Total assets	$368,894	$361,175

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$34,666	$26,822
Interest-bearing	276,923	280,814
Total deposits	311,589	307,636
Short term borrowings	667	449
Federal Home Loan Bank borrowings	19,000	19,000
Accrued interest payable	382	435
Other liabilities	958	567
Total liabilities	332,596	328,087

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at September 30, 2012 and December 31, 2011	10,374	10,374
Discount on preferred stock	(160)	(217)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,262,518 (includes 29,178 restricted shares) at September 30, 2012 and 3,241,547(includes 8,207 restricted shares) at December 31, 2011	16,167	16,167
Surplus	15,479	15,458
Retained deficit	(6,991)	(9,773)
Accumulated other comprehensive income	1,429	1,079
Total stockholders’ equity	36,298	33,088
Total liabilities and stockholders’ equity	$368,894	$361,175

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Income
For the Three and Nine months ended September 30, 2012 and 2011

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
In Thousands, Except Share and Per Share Data	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,471	$3,518	$10,280	$10,583
Taxable investment securities	371	480	1,282	1,416
Nontaxable investment securities	18	—	30	—
Federal funds sold	2	7	8	23
Dividends on restricted stock	25	15	64	47
Other interest income	9	3	30	7
Total interest income	3,896	4,023	11,694	12,076

Interest expense:
Deposits	558	929	1,779	3,048
Preferred stock dividends	—	—	38	—
Other borrowed funds	94	122	306	387
Total interest expense	652	1,051	2,123	3,435
Net interest income	3,244	2,972	9,571	8,641

Provision for loan losses	130	349	1,408	863
Net interest income after provision for loan losses	3,114	2,623	8,163	7,778

Noninterest income:
Service charges on deposit accounts	68	60	206	185
ATM and interchange income	55	50	165	129
Mortgage loan brokerage fees	110	35	262	70
Gain on sales of investment securities	—	67	127	196
Other income	78	89	219	199
Total noninterest income	311	301	979	779

Noninterest expense:
Salaries and employee benefits	1,264	1,116	3,629	3,584
Occupancy and equipment expense	307	323	942	978
Data processing expense	171	168	506	451
Advertising and marketing expense	100	53	297	189
Professional fees	77	95	271	264
Bank franchise taxes	34	48	103	150
FDIC insurance expense	126	99	369	451
Loss on sales and writedowns of other real estate owned	111	79	146	114
Other real estate owned expense	72	59	249	170
Directors’ fees	51	—	168	—
Other expense	236	247	789	717
Total noninterest expense	2,549	2,287	7,469	7,068
Net income before income taxes	876	637	1,673	1,489
Income tax expense (benefit)	292	—	(2,366)	—
Net income	584	637	4,039	1,489
Dividends accumulated on preferred stock	133	134	400	400
Accretion of discount on preferred stock	19	18	56	53
Net income available to common shareholders	$432	$485	$3,583	$1,036
Earnings per common share, basic and diluted	$0.13	$0.15	$1.10	$0.32
Weighted average common shares outstanding, basic and diluted	3,262,518	3,241,547	3,258,385	3,241,547

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Comprehensive Income
For the Three and Nine months ended September 30, 2012 and 2011

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$584	$637	$4,039	$1,489

Net change in net unrealized gains on securities available for sale:
Unrealized gains arising during the period	416	458	1,213	1,694
Reclassification adjustment for realized gains included in net income	—	(67)	(127)	(196)
Net securities gains during the period	416	391	1,086	1,498
Tax effect	(142)	—	(736)	—
Total other comprehensive income	274	391	350	1,498
Comprehensive income	$858	$1,028	$4,389	$2,987

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Cash Flows
Nine months ended September 30, 2012 and 2011

In Thousands	Unaudited September 30, 2012	Unaudited September 30, 2011
Cash flows from operating activities:
Net income	$4,039	$1,489
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	382	409
Provision for loan losses	1,408	863
Amortization of premium on securities, net	572	334
Loss on sales and writedowns of other real estate, net	146	114
Gain on sales of investment securities	(127)	(196)
Stock compensation expense	21	16
Changes in assets and liabilities:
Deferred tax asset	(2,926)	—
Accrued income	(99)	40
Other assets	267	497
Accrued interest payable	(53)	(143)
Other liabilities	391	129
Net cash flows provided by operating activities	4,021	3,552

Cash flows from investing activities:
Net decrease in federal funds sold	8,813	7,933
Purchases of investment securities	(17,604)	(38,794)
Sales, maturities, and calls of available for sale securities	20,663	23,563
(Purchase) redemption of restricted equity securities, net	(28)	222
Net (increase) decrease in loans	(20,812)	5,938
Proceeds from sales of other real estate	967	419
Purchases of property and equipment	(471)	(1,306)
Net cash flows used in provided by investing activities	(8,472)	(2,025)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,844	7,862
Net decrease in interest-bearing deposits	(3,891)	(2,401)
Net increase in short-term borrowings	218	256
Net decrease in long-term FHLB borrowings	—	(2,350)
Preferred stock dividend payment	(1,200)	—
Net cash flows provided by financing activities	2,971	3,367
Net (decrease) increase in cash and cash equivalents	(1,480)	4,894
Cash and cash equivalents, beginning	12,529	4,479
Cash and cash equivalents, ending	$11,049	$9,373

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,176	$3,578
Cash payments for income taxes	$23	$—

Supplemental disclosure of noncash investing activities:
Unrealized gain on securities available for sale	$1,086	$1,498
Transfer from loans to other real estate owned	$1,641	$4,852

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

Basis of Presentation

The consolidated financial statements as of September 30, 2012 and for the periods ended September 30, 2012 and 2011 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The first quarter of 2012 included the recognition of cumulative deferred tax assets. The amount of the net tax benefit recognized in the first quarter is a non-recurring, cumulative adjustment that includes the net tax benefit generated from prior years, as well as the current year. The results for the nine months ended September 30, 2012, are not necessarily indicative of results expected for the calendar year. Management believes that all other interim adjustments are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2011, included in the Company’s Form 10-K for the year ended December 31, 2011.

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

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of September 30, 2012 and December 31, 2011, are as follows:

(Dollars In Thousands)	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$28,574	$973	$(23)	$29,524
Mortgage-backed securities	25,064	625	(40)	25,649
Municipal securities	10,987	659	(29)	11,617
	$64,625	$2,257	$(92)	$66,790

(Dollars In Thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$33,558	$480	$(16)	$34,022
Mortgage-backed securities	26,673	495	(19)	27,149
Municipal securities	7,897	235	(96)	8,036
	$68,128	$1,210	$(131)	$69,207

U.S. Government and federal agency securities. The unrealized losses on 3 of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Mortgage-backed securities. The unrealized losses in 8 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Municipal securities. The unrealized losses on the Company’s 6 investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

The following tables demonstrate the unrealized loss position of securities available for sale at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$2,098	$(22)	$396	$(1)	$2,494	$(23)
Mortgage-backed securities	3,212	(38)	1,369	(2)	4,581	(40)
Municipal securities	1,792	(26)	295	(3)	2,087	(29)
	$7,102	$(86)	$2,060	$(6)	$9,162	$(92)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$6,201	$(16)	$—	$—	$6,201	$(16)
Mortgage-backed securities	2,957	(14)	725	(5)	3,682	(19)
Municipal securities	3,371	(96)	—	—	3,371	(96)
	$12,529	$(126)	$725	$(5)	$13,254	$(131)

There are 17 debt securities with fair values totaling $9.2 million considered temporarily impaired at September 30, 2012.  As of September 30, 2012, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The Company realized gains on sales of securities of $127 thousand for the first nine months of 2012 compared to $196 thousand for the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at September 30, 2012, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$—	$—
Over one through five years	757	782
Over five through ten years	8,062	8,333
Greater than 10 years	55,806	57,675
	$64,625	$66,790

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2012 and December 31, 2011 were as follows:
(Dollars In Thousands)	September 30, 2012	December 31, 2011
Construction:
Residential	$5,005	$3,695
Land acquisition, development & commercial	19,769	23,911
Real Estate:
Residential	68,670	58,070
Commercial	107,424	102,312
Commercial, industrial & agricultural	38,500	36,297
Equity lines	19,533	19,018
Consumer	7,863	5,776
Total	266,764	249,079

Less allowance for loan losses	(3,901)	(3,979)
Loans, net	$262,863	$245,100

The past due and nonaccrual status of loans as of September 30, 2012 was as follows:
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$1	$—	$—	$1	$5,004	$5,005	$—
Land acquisition, development & commercial	—	89	408	497	19,272	19,769	497
Real Estate:
Residential	321	—	184	505	68,165	68,670	386
Commercial	236	—	—	236	107,188	107,424	—
Commercial, industrial & agricultural	254	—	96	350	38,150	38,500	96
Equity lines	20	—	115	135	19,398	19,533	115
Consumer	70	2	—	72	7,791	7,863	—
Total	$902	$91	$803	$1,796	$264,968	$266,764	$1,094

The past due and nonaccrual status of loans as of December 31, 2011 was as follows:
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$—	$—	$—	$—	$3,695	$3,695	$—
Land acquisition, development & commercial	—	464	632	1,096	22,815	23,911	632
Real Estate:					—
Residential	—	535	179	714	57,356	58,070	714
Commercial	—	—	—	—	102,312	102,312	—
Commercial, industrial & agricultural	55	—	43	98	36,199	36,297	43
Equity lines	—	—	643	643	18,375	19,018	643
Consumer	—	—	—	—	5,776	5,776	—
Total	$55	$999	$1,497	$2,551	$246,528	$249,079	$2,032

There were no loans past due ninety days or more and still accruing at September 30, 2012 or December 31, 2011.

Impaired loans and the related allowance at September 30, 2012, were as follows:
With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	2,374	2,419	—	2,437	85
Real Estate:
Residential	126	126	—	128	3
Commercial	6,873	6,873	—	6,942	215
Commercial, industrial & agricultural	813	813	—	224	20
Equity lines	115	439	—	439	—
Consumer	—	—	—	—	—
Total loans with no allowance	$10,301	$10,670	$—	$10,170	$323

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	—	—	—	—	—
Real Estate:
Residential	260	260	144	257	12
Commercial	3,093	3,093	300	3,110	149
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans with an allowance	$3,353	$3,353	$444	$3,367	$161

Impaired loans and the related allowance at December 31, 2011 were as follows:
With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$917	$—
Land acquisition, development & commercial	2,174	3,300	—	2,815	100
Real Estate:
Residential	714	714	—	1,868	27
Commercial	8,508	8,508	—	7,201	383
Commercial, industrial & agricultural	—	—	—	218	—
Equity lines	439	439	—	175	5
Consumer	—	—	—	—	—
Total loans with no allowance	$11,835	$12,961	$—	$13,194	$515

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$—	$—	$—	$288	$—
Land acquisition, development & commercial	801	801	249	3,024	38
Real Estate:
Residential	—	—	—	137	—
Commercial	3,080	3,080	292	2,386	183
Commercial, industrial & agricultural	—	—	—	—	—
Equity lines	203	203	88	108	5
Consumer	—	—	—	—	—
Total loans with an allowance	$4,084	$4,084	$629	$5,943	$226

Included in certain loan categories are troubled debt restructurings (“TDRs”). At September 30, 2012, there were 3 loans classified as TDRs totaling $6.6 million, compared to 3 loans classified as TDRs totaling $8.4 million at December 31, 2011. One of the TDRs at year end 2011 was partially charged off during the 2nd quarter of 2012, and foreclosed in 3rd quarter 2012, transferring $1.6 million to other real estate owned.  At September 30, 2012, one TDR for $202 thousand was classified as a substandard non-accruing loan.   At December 31, 2011, all TDRs were performing in accordance with their restructured terms and none were on nonaccrual status. The amount of the valuation allowance related to total TDRs was $0 at September 30, 2012, and $277 thousand as of December 31, 2011.

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

The following table presents by class of loan, information related to loans modified in a TDR during the nine months ended September 30, 2012:

Loans modified as TDR's For the nine months ended September 30, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:	—	—	—
Residential	1	202	202
Commercial	—	—	—
Commercial, industrial, agricultural	—	—	—
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$202	$202

The following table presents by class of loan, information related to loans modified during the nine months ended September 30, 2011:
Loans modified as TDR's For the nine months ended September 30, 2011
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:	—	—	—
Residential	—	—	—
Commercial	1	2,984	2,734
Commercial, industrial, agricultural	—	—	—
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$2,984	$2,734

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

Note 4. Allowance for Loan Losses

The following table presents, as of September 30, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$90	$—	$—	$26	$116	$—	$116	$5,005	$—	$5,005
Land acquisition, development & commercial	953	(504)	—	412	861	—	861	19,769	2,374	17,395
Real estate:
Residential	538	(139)	—	312	711	144	567	68,670	386	68,284
Commercial	1,314	(478)	—	508	1,344	300	1,044	107,424	9,966	97,458
Commercial, industrial & agricultural	628	(37)	—	(196)	395	—	395	38,500	813	37,687
Equity lines	313	(324)	—	337	326	—	326	19,533	115	19,418
Consumer	143	(5)	1	9	148	—	148	7,863	—	7,863
Total	$3,979	$(1,487)	$1	$1,408	$3,901	$444	$3,457	$266,764	$13,654	$253,110

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$121	$(150)	$—	$119	$90	$—	$90	$3,695	$—	$3,695
Land acquisition, development & commercial	1,802	(1,500)	—	651	953	249	704	23,911	2,975	20,936
Real estate:
Residential	785	(170)	—	(77)	538	—	538	58,070	714	57,356
Commercial	1,556	(356)	—	114	1,314	292	1,022	102,312	11,588	90,724
Commercial, industrial & agricultural	702	(139)	—	65	628	—	628	36,297	—	36,297
Equity lines	222	(158)	—	249	313	88	225	19,018	642	18,376
Consumer	$40	(1)	3	101	143	—	143	5,776	—	5,776
Total	$5,228	$(2,474)	$3	$1,222	$3,979	$629	$3,350	$249,079	$15,919	$233,160

Loans by credit quality indicators as of September 30, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Doubtful Nonaccrual	Total

Construction:
Residential	$5,005	$—	$—	$—	$—	$5,005
Land acquisition, development & commercial	17,304	—	1,966	499	—	19,769
Real Estate:
Residential	62,496	5,788	—	386	—	68,670
Commercial	96,994	2,499	7,931	—	—	107,424
Commercial, industrial & agricultural	36,864	193	1,347	96	—	38,500
Equity lines	19,393	25	—	115	—	19,533
Consumer	7,863	—	—	—	—	7,863
Total	$245,919	$8,505	$11,244	$1,096	$—	$266,764

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Doubtful Nonaccrual	Total

Construction:
Residential	$3,695	$—	$—	$—	$—	$3,695
Land acquisition, development & commercial	21,039	—	2,240	433	199	23,911
Real Estate:
Residential	56,767	589	—	714	—	58,070
Commercial	90,421	2,721	9,170	—	—	102,312
Commercial, industrial & agricultural	35,136	178	940	43	—	36,297
Equity lines	18,375	—	—	643	—	19,018
Consumer	5,776	—	—	—	—	5,776
Total	$231,209	$3,488	$12,350	$1,833	$199	$249,079

At September 30, 2012 and December 31, 2011, the Company had no loans classified as Loss.

Note 5. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock.   Accordingly, options for the purchase of 485,760 shares of authorized common stock have been issued under the Plan and 64,240 shares of authorized common stock are available for issue under the Plan. There are options for 485,760 shares granted currently outstanding as of September 30, 2012, of which, all options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant.  As of September 30, 2012, no options have been exercised. The Company recorded compensation expense of $21 thousand for the nine months ended September 30, 2012 and $16 thousand for the nine months ended September 30, 2011. The aggregate intrinsic value of outstanding stock options was $0 at September 30, 2012. The weighted average remaining contractual term of outstanding options was 3.8 years at September 30, 2012.

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

The restrictions attached to stock issued under the Plan restrict transfer of the shares during the time TARP funding is outstanding and provide for vesting over a five-year period. During the first nine month period of 2012, the Company issued 20,971 shares of stock under the Plan. None were issued during 2011.

The remaining unamortized compensation expense for restricted stock was $106 thousand at September 30, 2012 and will be recognized over the next 4.4 years. All compensation expense for stock options has been recognized.

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

The following describes the valuation techniques used by the Company to measure certain assets and liabilities recorded at fair value on a recurring basis in the financial statements:

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

(Dollars In Thousands)		Carrying value at September 30, 2012
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$29,524		$29,524
Mortgaged-backed securities	25,649		25,649
Municipal securities	11,617		11,617
Derivative assets	101		101
Liabilities:
Derivative liabilities	$101		$101

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$34,022		$34,022
Mortgaged-backed securities	27,149		27,149
Municipal securities	8,036		8,036
Derivative assets	170		170
Liabilities:
Derivative liabilities	$170		$170

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

(Dollars In Thousands)		Carrying value at September 30, 2012
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$2,909		$1,841	$1,068
Other real estate owned	$10,090		$10,090

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$3,455		$2,387	$1,068
Other real estate owned	$9,562		$9,562

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the nine months ended September 30, 2012, were as follows (dollars in thousands):

Carrying value at September 30, 2012
Impaired Loans
Balance – December 31, 2011	$1,068
Decrease in carrying value	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance – September 30, 2012	$1,068

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2012	$—

At September 30, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2012 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$1,068	Discounted appraised value	Selling cost	5%	-	10%
			Discount for lack of marketability and age of appraisal	0%	-	10%

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012 using
(Dollars in Thousands)	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Approximate Fair Values
Financial assets
Cash and due from banks	$11,049	$11,049	$		$		$11,049
Federal funds sold	1,550	1,550					1,550
Securities available-for-sale	66,790			66,790			66,790
Restricted equity securities	2,418			2,418			2,418
Loans, net	262,863			263,280		1,068	264,348
Accrued income	1,471			1,471			1,471
Derivative assets	101			101			101
Financial liabilities
Total deposits	311,589			312,249			312,249
Short term borrowings	667			667			667
FHLB borrowings	19,000			19,931			19,931
Accrued interest payable	382			382			382
Derivative liabilities	101			101			101

(Dollars in Thousands)	December 31, 2011
	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$12,529	$12,529
Federal funds sold	10,363	10,363
Securities available-for-sale	69,207	69,207
Restricted equity securities	2,390	2,390
Loans, net	245,100	246,601
Accrued income	1,372	1,372
Derivative assets	170	170
Financial liabilities
Total deposits	307,636	308,105
Short term borrowings	449	449
FHLB borrowings	19,000	19,760
Accrued interest payable	435	435
Derivative liabilities	170	170

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

Discussion of Operations

Nine Months Ended September 30, 2012

The Company had net income of $4.0 million for the nine months ended September 30, 2012 compared with net income of $1.5 million for the nine months ended September 30, 2011.   Pre-tax earnings from operations for the first half of 2012 were $1.7 million compared to a pre-tax profit of $1.5 million for the same period a year ago. The recognition of deferred tax assets added a net tax benefit of $2.9 million to net income in 2012.  Deferred tax assets represent future potential tax deductions that result from timing differences between tax laws and generally accepted accounting principles (GAAP). Recognition of the deferred tax assets requires positive evidence of sufficient future taxable income to realize the benefit of the deferred tax asset, according to GAAP. After preferred dividends of $456 thousand, net income available to common shareholders for the first nine months of 2012 was $3.6 million compared to $1.0 million for the same period last year. On a per share basis, net income from operations available to common shareholders was $1.10 per share for the nine months ended September 30, 2012. The $1.10 per share included $.90 per common share for the recognition of $2.9 million of prior year deferred tax assets in the first quarter of 2012.

Improvement in the Company’s net interest margin enhanced earnings in 2012 with net interest income increasing $930 thousand or 11% over the same period last year.  The Company’s net interest margin increased to 3.83% for the first nine months of 2012 from 3.43% for the same period last year.  Continued growth in lower cost core deposits and a corresponding reduction in funding costs contributed to the improved margin for the first nine months of 2012.

Noninterest income was up $200 thousand or 26% for the nine months ended September 30, 2012 compared to the first nine months of 2011 due to a $192 thousand increase in mortgage loan brokerage fees.  Mortgage loan brokerage fees are more than 3 times as much as the prior year, as the result of the Company’s expansion of mortgage operations.  Transaction account income increased $36 thousand or 28% from the growth in demand deposit accounts.  Gains on sales of investment securities were $127 thousand through September 30, 2012 compared to $196 thousand for the same period last year.

These increases in net interest income and noninterest income were the primary contributors to the Company’s year-to-date financial performance for 2012 compared to 2011, and were partially negated by a higher provision for loan losses and noninterest expense.  The provision for loan losses for the nine months ended September 30, 2012 was $545 thousand above the same period last year due in part to a higher volume of loans.  Noninterest expense for the nine months ended September 30, 2012 was $401 thousand or 5.7% higher than last year.  Effective January 1, 2012, the Board adopted a compensation plan for its non-employee members.  Through September 30, 2012, noninterest expense included $168 thousand for fees paid to members of the board of directors.  Discretionary spending on advertising and marketing was up $108 thousand or 57% for the first nine months of 2012 compared to the same period a year ago.  Data processing expense was up $55 thousand or 12% for the nine months ended September 30, 2012 compared to the same period last year due to higher costs associated with software enhancements and upgrading of the core processor in mid-2011.  Other real estate owned expenses rose $79 thousand or 46% due to the carrying costs of a higher level of foreclosed properties.  Real estate taxes on foreclosed properties are included in other real estate owned expenses and accounted for over half of the $79 thousand dollar increase, and resulted in a corresponding decrease in bank franchise taxes .   The Commonwealth of Virginia avoids double taxation by allowing for the deduction of real estate property in determining net taxable capital subject to the bank franchise tax.  The amount of property subject to real estate taxes is up over the prior year due to the increase in foreclosed properties held by the bank.  Thus, bank franchise taxes for the first nine months of 2012 were $47 thousand less than the prior year.  The Company also realized the benefit of a favorable variance of $82 thousand in FDIC insurance expense due to overall decreases in assessment rates.

Effective January 1, 2012, the Company recognized deferred tax assets resulting in an income tax benefit of $2.9 million and began recording tax expense on current period income before taxes. The decision to record deferred tax assets was based on an assessment of the Company’s profitable operations over the last five quarters and projections of future taxable income. The projections of future taxable income include provisions for loans losses based on the Company’s provision expense trended over the last five quarters of operations and an assessment of the credit risk present in the loan portfolio at September 30, 2012.

For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $2.4 million comprised of recognition of deferred tax assets of $2.9 million as of January 1, 2012 and income tax expense of $560 thousand on net income before income taxes of $1.7 million.  No income tax expense was recorded for the nine months ended September 30, 2011 as deferred income tax expense or benefit at that time was offset by a full valuation allowance.

Three Months Ended September 30, 2012

Net income for the third quarter of 2012 totaled $584 thousand compared to $637 thousand for the same quarter last year.  Net income before tax was $876 thousand for three months ended September 30, 2012 compared to $637 thousand earned in the same period in the prior year.   As discussed previously, at the same time the Company began recognizing deferred tax assets in 2012, the Company also began recording tax expense on current period income before taxes.  After preferred dividends of $152 thousand, net income available to common shareholders for the third quarter of 2012 was $432 thousand compared to $485 thousand for the same quarter last year. On a per share basis, net income from operations available to common shareholders was $0.13 per share for the three months ended September 30, 2012.

Although the rate of increase slowed, net interest income rose for the sixth consecutive quarter.  The third quarter of 2012 totaled $3.2 million, slightly above the second quarter of 2012 and was $272 thousand higher than the same quarter last year.  After five consecutive quarters of increases in the net interest margin, the net interest margin declined 6 basis points from the second quarter to 3.80% for the third quarter of 2012.  The net interest margin was squeezed as rates on loans and investments continued to drop in response to the declining interest rate environment.  The cost of deposits also continued to decline, however, the rate of decrease slowed as deposit products began to hit a floor below which they could go no further.  The drop in the cost of deposits resulted primarily from the pricing of new and maturing CD’s at current lower rates.  The net interest margin for the third quarter of 2012 was 27 basis points higher than the same quarter a year ago.  The improvement in the margin over the third quarter a year ago was due primarily to significantly lower rates paid on deposits, and a favorable change in mix of deposit products.  Average non-interest bearing deposits for the three months ended September 30, 2012 as percentage of total average deposits was 11.0% compared to 8.1% for the same quarter last year .  The company will continue to focus on growing core deposits  and maintaining margins.

The provision for loan losses was $130 thousand for the three months ended September 30, 2012 compared to $349 thousand for the same period in 2011.

During the three months ended September 30, 2012, noninterest income totaled $311 thousand, compared to $301 thousand for the same period in the prior year.  Mortgage loan brokerage fees totaled $110 thousand for the third quarter of 2012 compared to $35 thousand last year, as the result of the Company’s expansion of mortgage operations.  This increase was mitigated by recognition of $67 thousand in gains on sales of investment securities in the third quarter of 2011 compared to none in the same quarter in the current year.

Noninterest expense increased $262 thousand or 11% to $2.5 million for the three months ended on September 30, 2012, when compared to the same period in 2011.  The third quarter of 2012 includes $51 thousand for fees earned by the board of directors compared to none in the prior year.

Financial Condition

At September 30, 2012, the Company had total assets of $369 million compared to $361 million at December 31, 2011.   At September 30, 2012, assets were comprised principally of loans, cash and due from banks, federal funds sold, and investment securities. The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Over the past year, yields on securities available for purchase have declined.  As a result, the Company’s planned growth allocated to investments shifted to loans.  As a result net loans rose $18 million or 7.2% from $245 million at December 31, 2011 to $263 million at September 30, 2012.  Loan growth was funded primarily by the expansion of noninterest bearing deposits and a reduction of federal funds sold.

As discussed previously, the Company, based on the increased likelihood of being able to realize the benefit of reducing future taxable income by the amount of prior year net operating loss carry forwards and other timing differences, recognized a net deferred tax asset in the first quarter on 2012. At September 30, 2012, net deferred tax assets were $2.2 million compared to none in the prior year.

The Company’s liabilities at September 30, 2012 totaled $333 million compared to $328 million at December 31, 2011, an increase of $4.5 million or 1.4%.   Noninterest-bearing deposits were up $7.8 million thousand or 29% from year end 2011 to September 30, 2012 due primarily to growth in commercial accounts.  Interest-bearing deposits were down $3.9 million at September 30, 2012 from December 31, 2011 due to normal fluctuations in Interest on Lawyer’s Trust Accounts.

At September 30, 2012 and December 31, 2011, the Company had stockholders’ equity of $36.3 million and $33.1 million, respectively, an increase of $3.2 million or 9.7%. The change in stockholders’ equity in the first half of 2012 was mainly the result of net income of $4.0 million.  The increase was partially offset by the payment of $1.2 million of dividends on the Troubled Asset Relief Program (TARP) preferred stock.  The $1.2 million of TARP dividends paid in 2012 included $800 thousand for dividends accumulated from prior years.  The after tax impact of increases in unrealized gains on investment securities added $350 thousand to stockholders’ equity during the first nine months of 2012.  Stock awarded to executives increased stockholder’s equity an additional $21 thousand.

On September 18, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the United States Department of the Treasury pursuant to which the Company issued 10 thousand shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for a purchase price of $10 million in cash and issued a warrant to purchase 374.37437 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B for $374 thousand, which was exercised immediately.  Subsequent to the end of the third quarter 2012, the U.S. Treasury auctioned the preferred shares and they were acquired by private investors.

Management believes the Company has sufficient capital to fund its operations. At September 30, 2012, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets.  There were no loans past due ninety days or more and still accruing interest at September 30, 2012 or December 31, 2011.   Nonaccrual loans totaled $1.1 million at the end of the third quarter of 2012, compared to $2.0 million at December 31, 2011.

At September 30, 2012 the Company had 3 loans classified as restructured loans totaling $6.6 million compared to $8.4 million in restructured loans at December 31, 2012.  The reduction in restructured loans is due to one loan that was foreclosed in the third quarter, transferring $1.6 million to other real estate owned.  One loan of $202 thousand was restructured during the third quarter.  At September 30, 2012 all restructured loans were paying in accordance with their restructured terms.

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2012 and December 31, 2011 were as follows:

(Dollars In Thousands)	September 30, 2012	December 31, 2011
Construction:
Residential	$1,049	$1,447
Land acquisition, development & commercial	3,764	3,805
Real Estate:
Residential	404	612
Commercial	3,145	1,919
Commercial, industrial & agricultural	1,164	1,215
Equity lines	564	564

	$10,090	$9,562

The activity in other real estate owned for the first nine months of 2012 was as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Additions	1,641	—	1,641
Writedowns	—	(100)	(100)
Sales	(1,188)	175	(1,013)
Balance at the end of the year	$10,346	$(256)	$10,090

Losses on sales of other real estate owned totaled $46 thousand for the first nine months of 2012.

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

Specific loss reserves for loans individually evaluated for impairment totaled $444 thousand at September 30, 2012 compared to $629 thousand at December 31, 2011.  Impaired loans declined $2.2 million from $15.9 million at December 31, 2011 to $13.7 million at September 30, 2012.   Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $1.4 million in the first nine months of 2012.   Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.46%, and 1.60% at September 30, 2012, and December 31, 2011, respectively.  The decline in the percentage from the end of 2011 to the end of September is primarily attributable to loans with identified losses that were charged off in the second quarter along with improvement in the qualitative factors related to the economy.  The most recent economic activity report, dated October 10, 2012 from the Federal Reserve (the Beige Book), indicated that the national economy, including the Fifth District continued to expand at a modest pace.

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

At September 30, 2012, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $94 million. At September 30, 2012, 28% or $74 million of the loan portfolio would mature within one year. At September 30, 2012, non-deposit sources of available funds totaled $23 million, which included $5.9 million immediately available from FHLB.  At the end of the third quarter of 2012, the Company had $17.5 million available in overnight lines of credit from other banks.  At September 30, 2012, there were no advances on these lines.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated	$38,323	13.9%	$22,068	8.0%	N/A	N/A
HomeTown Bank	$36,493	13.2%	$22,068	8.0%	$27,584	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$34,869	12.6%	$11,034	4.0%	N/A	N/A
HomeTown Bank	$33,039	12.0%	$11,034	4.0%	$16,551	6.0%
Tier I Capital (to Average Assets)
Consolidated	$34,869	9.4%	$11,034	4.0%	N/A	N/A
HomeTown Bank	$33,039	8.9%	$11,034	4.0%	$18,490	5.0%

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

At September 30, 2012 outstanding commitments to extend credit including letters of credit were $49.9 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments do not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012, and 2011;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 9, 2012	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 9, 2012	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK
FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012, and 2011;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.