Form 10-K
period 2012-12-31
HomeTown Bankshares Corp
filed 2013-03-28
CIK 1461640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012. $15,350,158, based on $4.95 per share.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,262,518 shares outstanding as of March 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement for the 2013 Annual Meeting of Shareholders have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

Principal Products of the Bank

The Bank offers a full range of banking services to small and medium-size businesses, real estate investors and developers, private investors, professionals and individuals.   The Bank currently conducts business from five full-service offices. Three of the full-service offices are located in Roanoke, Virginia, one full-service location is in the Westlake area of Franklin County, Virginia and one full-service location is in Christiansburg, Virginia. The Christiansburg market is also served by a loan production office.

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

Other Services. Other services offered by the Bank include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, overdraft protection, check cards, credit cards and merchant card services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout the world. The Bank intends to introduce new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as internet banking, including on-line bill pay and mobile banking. The services allow customers to handle routine transactions using the internet at the Bank’s website www.hometownbankva.com or on their mobile phones.

Market Area

The Bank’s market area primarily consists of the City of Roanoke, Roanoke County, and the City of Salem, Virginia and contiguous counties, including Bedford, Franklin and Montgomery, Virginia. Total population in the market area equals approximately 400,000. The area is serviced by one daily newspaper, at least 6 weekly, multi-weekly or bi-weekly newspapers and a number of radio and television stations providing diverse media outlets. The City of Roanoke and Roanoke County, the location of three of the Bank’s offices, has the largest population base, with approximately 190,000 persons. The Roanoke market area is diversified by industry groups with services, retail trade, manufacturing, construction, transportation and utilities, finance, insurance and real estate. Roanoke is a regional center for banking, medicine and the legal and business professional community. Carilion Clinic, Veterans Affairs, Kroger, and HCA Virginia Health System are among Roanoke’s largest private employers. Other major employers are the local school boards, municipal governments, and universities including Virginia Tech, Roanoke College, and Hollins University.

Employees

As of December 31, 2012, the Company had 84 employees, including 78 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

In the fourth quarter of 2012, The U. S. Department of the Treasury sold all of its interest in the Series A and B Preferred Stock and the Company is no longer a participant in the Capital Purchase Program and is no longer subject to its requirements.

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

The Dodd-Frank Act permanently increased the maximum deposit insurance amounts for banks, savings institutions and credit unions to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The unlimited deposit insurance on non-interest bearing transactions accounts expired on December 31, 2012 and has not been renewed or reinstated.

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

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of March 20, 2013 and their areas of responsibility. The executive officer biographies follow the table

Name	Age	Position
Susan K. Still	59	President & CEO
Charles W. Maness, Jr.	56	Executive Vice President & CFO
William C. Moses	57	Executive Vice President & Chief Credit Officer
Terrance E. O’Shaughnessy	57	Executive Vice President & Chief Lending Officer
Lauire C. Hart	51	Executive Vice President & Chief Retail and Deposit Officer

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

As of March 20, 2013, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 1540 Roanoke Street, Christiansburg, Virginia (the “Christiansburg Office”) and vi) a loan production and administrative office at 1655 Roanoke Street, Christiansburg, Virginia.

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

ITEM 4.         MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, are neither listed on any stock exchange nor quoted on the Over the Counter Bulletin Board and trade infrequently. Shares of the Company’s common stock have periodically been sold in a limited number of privately negotiated transactions. Based on available information, the Company believes that from January 1, 2012 to December 31, 2012, the selling price of shares of its common stock ranged from $3.60 to $5.90. There may, however, have been other transactions at other prices not known to the Company.

	2012		2011
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$5.00	$4.00	$5.25	$4.60
June 30	$5.90	$4.00	$4.80	$4.00
September 30	$5.00	$4.30	$4.50	$3.61
December 31	$4.26	$3.60	$4.45	$3.82

As of March 20, 2012, there were 3,262,518 shares of the Company’s common stock outstanding, which shares were held by 1,880 shareholders of record. No cash dividends have been paid on the common stock to date.

Dividends

The Company is subject to certain restrictions imposed by the Federal Reserve Board and capital requirements of federal and Virginia banking statutes and regulations. In addition, a significant portion of the revenues of the Company result from dividends paid to it by the Bank, and there are various legal limitations applicable to the payment of dividends by the Bank to the Company. On October 31, 2012, the Company's $10 million of Series A Preferred Stock and $374 thousand Series B Preferred Stock was sold by the Treasury as part of its efforts to manage and recover its investments under the TARP. While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients. The Company has never paid a cash dividend on its common stock and has no present plans to do so.

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

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2012 and 2011. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

The Company initiated its banking operations through the Bank, on November 14, 2005 with the opening of its main office at 202 S. Jefferson Street, Roanoke, Virginia. The bank has experienced consistent growth over the last seven years.

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

The Bank currently operates five deposit offices, one loan production office, and one mortgage office.  In addition to its main office, the Bank has branch offices in Franklin County, Virginia at Westlake; in Roanoke County at the intersection of Colonial Avenue and Virginia Route 419; in Roanoke City on Franklin Road in South Roanoke. In July 2008, the Bank opened two offices in Christiansburg, Virginia, a branch office and a loan production and administrative support office for operations in the New River Valley market. These two offices operate under the name NewRiver Bank, a branch of HomeTown Bank.  In December 2012, the Company broke ground on a new branch in Christiansburg to meet the growing needs of its customers in the New River Valley.  The Company expects to move all of its New River operations from their current locations to the new location by the end of 2013.  In February, 2012, the Bank opened a dedicated mortgage office, on Colonial Avenue, next to the existing branch office.  The mortgage office operates under the name HomeTown Mortgage and coordinates the bank’s existing mortgage services and offers mortgages, refinancing, home-construction loans, home-equity loans and other services.  The Bank expects to have a fully operational ATM in service in Salem  by the end of the first quarter of 2013, and to begin construction of a new branch there by the end of the current year.

The Company operates in a highly competitive market for commercial banking and financial services as the Roanoke Valley is a banking and financial services hub for much of southwest Virginia.

Discussion of Results of Operations

The primary source of the Company’s revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, interest bearing bank certificates of deposit and federal funds sold. Interest bearing liabilities include deposits and borrowings.

The Company grew rapidly during its first five full years of operations through 2010.  In 2011, due to declining loan demand and a desire to maintain a strong capital position, growth was moderated resulting in a $15 million decrease in the loan portfolio offset by a $17.6 million increase in the securities portfolio.  Improvement in economic conditions in 2012 resulted in increased lending activity in our markets and the Company was able to increase total loans by $26 million.  With interest rates reaching historically low levels in 2012, the Company funded $16 million of loan growth from reductions in federal funds sold and available for sale securities.  This shift contributed to the improvement in the Company’s net interest margin in 2012 compared to 2011.

In addition to asset sources of liquidity, the Company has available $17.5 million of federal funds lines of credit and $11.7 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of total assets from the Federal Home Loan Bank provided qualifying collateral is pledged.

Overview of Results of Operations

The Company recorded net income available to common shareholders of $4.0 million or $1.22 per basic and diluted share for the year ended 2012, compared to $1.3 million or $.41 per basic and diluted share for the year ended December 31, 2011.  The recognition of prior year and current year deferred tax assets in 2012 added an income tax benefit of $2.1 million or $.64 per share to pre-tax profits.  Pre-tax profits were $2.5 million for 2012, up $604 thousand from the $1.9 million of pre-tax earnings in 2011.  Improved net interest income fueled primarily by an increase in the net interest margin was the major contributor to higher pre-tax earnings in 2012 compared to 2011.

Summary of Financial Condition

Total assets at December 31, 2012 were $370.5 million; an increase of $9.3 million or 2.6%, from $361.2 at December 31, 2011.

As the economy continued to show signs of improving in 2012, loan demand grew, and loans, net of allowance for loan losses, increased $26.0 million or 10.6% from the end of 2011 to the end of 2012.   Loans were funded primarily by a reduction in liquid assets in 2012.  Cash and due from banks decreased $2.7 million and fed funds sold decreased $10.2 million from December 31, 2011 to December 31, 2012.

Securities available-for-sale decreased $5.7 million or 8.3% to $63.5 million at December 31, 2012 from $69.2 million at December 31, 2011.   During 2012, in response to decreasing yields in the bond markets, the Company shifted from growing the securities portfolio to using it as a means to fund loan growth.

The Company, based on the increased likelihood of being able to realize the benefit of reducing future taxable income by the amount of prior year net operating loss carry forwards and other timing differences, recognized a net deferred tax asset in the first quarter of 2012.  At December 31, 2012, net deferred tax assets were $1.3 million compared to none in the prior year.

Total liabilities at December 31, 2012 were $333.7 million, an increase of $5.6 million, or 1.7%, from $328.1 million at December 31, 2011.  Total deposits, the primary component of total liabilities, were $310.0 million at December 31, 2012, an increase of $2.4 million or .8%, from $307.6 million as of December 31, 2011.

Total stockholders’ equity amounted to $36.7 million at December 31, 2012 compared to $33.1 million at December 31, 2011.  Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

At December 31, 2012, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Following is a breakdown of our nonperforming loans by assets type:

(Dollars in thousands)	2012	2011	2010	2009	2008
Real Estate:
Construction and land development	$1,756	$632	$2,390	$2,386	$2,259
Residential 1-4 families	582	1,357	875	806	771
Commercial real estate	236	—	—	1,204	—
Commercial loans	—	43	419	44	—
Equity lines	115	—	—	—	—
Loans to individuals	—	—	—	38	—
Total nonperforming loans	$2,689	$2,032	$3,684	$4,478	$3,030
Other real estate owned	8,938	9,562	2,976	707	251
Total nonperforming assets	$11,627	$11,594	$6,660	$5,185	$3,281

Loan quality began stabilizing in 2011 and continued during 2012.  Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets. The Company had $11.6 million in non-performing assets at December 31, 2012 and at December 31, 2011.  The Company had no loans past-due ninety days or more and still accruing interest at the end of 2012 or 2011.   The aggressive pursuit of troubled loans and foreclosed properties resulted in non-accrual loans rising $657 thousand during 2012 to $2.7 million at the end of the year; while other real estate owned decreased $624 thousand to a total of $8.9 million at December 31, 2012.

The $2.7 million of non-accruing loans at December 31, 2012 included $2.3 million of new loans added to non-accruing status during the year, and $401 thousand of residual balances on loans that were classified as non-accruing at the end of the prior year.   Of the $2.0 million of non-accrual loans at the end of 2011, $901 thousand were subsequently charged off during 2012, another $661 thousand were paid off during 2012, and $69 thousand were foreclosed during the year.  All non-accruing loans at the end of 2012 and $2.0 million at the end of 2011were included in impaired loans.  Impaired loans are evaluated periodically on an individual basis and if appropriate losses are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

See also Note 5 of the Notes to Consolidated Financial Statements for information on changes in other real estate and for the major classifications of other real estate for 2012 compared to 2011.  Additions to other real estate owned totaled $1.7 million for 2012, down $6.0 million from the prior year total of $7.7 million.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The relationship between the provision and the allowance is discussed in more depth under Provision and Allowance for Loan Losses.

Net Interest Income and Net Interest Margin

Net interest income, the primary source of the Company’s earnings, is the excess of interest income, derived from earning assets classified as loans, securities, and federal funds sold, over and above interest expense, which are amounts due from the Company’s interest bearing liabilities including customer deposits, time certificates, other borrowings and FHLB advances. The amount of net interest income is primarily dependent upon the volume and mix of these earning assets and interest bearing liabilities. Interest rate changes can also impact the amount of net interest income, but usually to a lesser extent. Management develops pricing and marketing strategies to maximize net interest income while maintaining related assets and liabilities accounts within guideline policies as established by the Company’s Board of Directors.

The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that the Company earned on its earning assets. The net interest margin is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities.

Net interest income increased $1.2 million or 10.3% to $12.9 million in 2012, from $11.7 million in 2011, while the net interest margin rose 34 basis points to 3.82% for 2012 compared to 3.48% for the prior year. An increase in non-interest-bearing deposits for the twelve months ended December 31, 2012, accompanied by steady reduction in funding costs throughout the year, were the primary contributors to the improved net interest margin.  The interest rate spread between earning assets and interest bearing liabilities was widened by lowering rates paid on interest bearing deposits to be more consistent with market rates and more in line with the lower rates on loans in the current low interest rate environment.

Interest rates are expected to remain at the current low levels through 2015.  Management will continue to promote the growth of non-interest bearing deposits; however management does not anticipate the same level of improvement in the net interest margin that occurred in 2012 to be repeated in 2013.  Already at historically low rates, management does not anticipate much room for any significant further reductions in rates paid on interest bearing deposits.  Maturing time deposits will continue to reprice at lower rates in 2012 but to a lesser extent than 2011.  Some runoff of time deposits is expected to continue with some customers moving monies to other deposit products or into other non-bank investment products.  During 2012, management increased the utilization of attractively priced brokered deposits as a funding source.  At December 31, 2012 and 2011, brokered deposits totaled $35.9 million and $23.5 million, respectively, and are included in interest-bearing time deposits.

An increase of $1.9 million or .55% in the volume of average earning assets to $337 million for 2012 added an additional $296 thousand to interest income.  The mix of earning assets was more favorable in 2012 than the prior year, as funds were shifted from lower yielding assets to higher yielding assets.  The average loan portfolio was 77.1% and 76.8% and average investments were 19.8% and 18.5% of average earning assets for 2012 and 2011, respectively.   During the year, the yields on investments available in the market place for purchase declined.  In response management began shifting available funds to expand the loan portfolio.  Average interest bearing liabilities declined $2.1 million for 2012 compared to 2011, which average noninterest bearing demand deposits rose $5.6 million during the same period.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2012, 2011 and 2010, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense, Yields and Rates

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$3,392	$9	0.26%	$12,268	$28	0.22%	$16,607	$39	0.24%
Deposits in banks	4,668	40	0.86%	1,007	16	0.63%	433	—	0.11%
Securities, taxable	64,648	1,631	2.52%	62,196	1,894	3.06%	48,060	1,726	3.59%
Securities, nontaxable (1)	2,191	50	3.47%	—	—	—	—	—	—
Restricted equity securities	2,427	92	3.78%	2,432	63	2.59%	2,660	59	2.20%
Loans	260,155	13,797	5.30%	257,726	14,013	5.44%	263,011	14,362	5.46%
Total earnings assets	337,481	15,619	4.63%	335,629	16,014	4.77%	330,771	16,186	4.89%
Less: Allowance for loan losses	(4,142)			(4,777)			(3,891)
Total non-earning assets	34,858			26,591			22,824
Total Assets	$368,197			$357,443			$349,704

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$68,194	$231	0.34%	$58,046	$510	0.88%	$37,575	$406	1.08%
Money market savings	64,830	287	0.44%	69,241	644	0.93%	54,133	747	1.38%
Regular savings	18,637	117	0.63%	13,937	179	1.29%	9,222	156	1.69%
Time Deposits	128,234	1,664	1.30%	140,717	2,498	1.78%	167,037	3,568	2.14%
Short term borrowings	825	6	0.73%	523	5	0.85%	428	4	0.89%
FHLB borrowings	19,133	396	2.07%	19,481	498	2.52%	27,292	557	2.01%

Total interest bearing liabilities	299,853	2,701	0.90%	301,945	4,334	1.43%	295,687	5,438	1.84%
Non-interest bearing liabilities:
Demand deposits	30,630			24,986			21,304
Other liabilities	1,486			1,304			1,485
Total liabilities	331,969			328,235			318,476
Stockholders’ equity	36,228	38		29,208	—		31,228	—

Total Liabilities and Stockholders’ Equity	$368,197	2,739		$357,443	4,334		$349,704	5,438
Net interest income		$12,880			$11,680			$10,748
Interest rate spread			3.74%			3.34%			3.05%
Interest expense to average earning assets			0.81%			1.29%			1.64%
Net interest margin			3.82%			3.48%			3.25%

(1) Yields on tax-exempt municipal bonds are calculated as tax equivalent.

Rate and Volume Analysis

	2012 Compared to 2011			2011 Compared to 2010
	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(19)	$4	$(23)	$(11)	$(2)	$(9)
Deposits in banks	24	(10)	34	6	5	1
Securities, taxable	(263)	(388)	125	178	(328)	506
Securities, nontaxable	50	—	50	—	—	—
Restricted equity securities	29	29	—	4	9	(5)
Loans	(216)	(326)	110	(349)	(62)	(287)

Total interest income	(395)	(691)	296	(172)	(378)	206

Interest expense:
Interest bearing liabilities:
Checking	(279)	(356)	77	104	(86)	190
Money market savings	(357)	(318)	(39)	(103)	(280)	177
Regular savings	(62)	(110)	48	23	(43)	66
Time Deposits	(834)	(632)	(202)	(1,070)	(1,316)	246
Short term borrowings	1	(1)	2	1	—	1
FHLB borrowings	(102)	(93)	(9)	(59)	122	(181)

Total interest bearing liabilities	(1,633)	(1,510)	(123)	(1,104)	(1,603)	499
Interest expense preferred stock dividends	38	—	38	—	—	—

Total interest expense	(1,595)	(1,510)	(85)	(1,104)	(1,603)	499

Net interest income	$1,200	$819	$381	$932	$1,225	$(293)

Noninterest Income

Noninterest income includes service charges on deposit accounts, ATM and interchange income, brokerage fees on non-portfolio mortgage loans, gains on securities sales, and rental income. Noninterest income increased $364 thousand or 35.1% to $1.4 million for 2012.  Mortgage loan brokerage fees were $221 thousand or 150% higher than the prior year, as the result of the Company’s expansion of mortgage operations.  ATM and interchange income increased $51 thousand or 28% from the growth in demand deposit accounts.  Rental income is earned from leasing offices at the Colonial Avenue at 419 location.  The leasing of foreclosed commercial properties contributed to higher rent in 2012.   Other income for 2012 was above the prior year due largely to a receipt for damages received from a vendor.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2012	2011
Service charges on deposit accounts	$283	$258
ATM and interchange income	231	180
Mortgage loan brokerage fees	368	147
Gain on sale of investment securities	131	196
Rental Income	165	128
Other Income	224	129
Total non-interest income	$1,402	$1,038

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, advertising and marketing, FDIC insurance, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.  Total noninterest expense increased $774 thousand or 8.1%, to $10.4 million in 2012. While the total of other real estate owned was less at the end of 2012 as compared to the end of 2011, the average balance held during the year was higher.  Thus losses on sales and writedowns of other real estate and the associated carrying costs were $307 thousand higher for 2012 than 2011.  Real estate taxes on foreclosed properties are included in other real estate owned expenses and accounted for a large part of the increase in other real estate owned expense,  and resulted in a corresponding decrease in bank franchise taxes.  The Commonwealth of Virginia avoids double taxation by allowing for the deduction of real estate property held on the first day of the year  in determining net taxable capital subject to the bank franchise tax.  The amount of property subject to real estate taxes as of January 1, 2012 was higher than January 1, 2011 due to the increase in foreclosed properties held by the bank during 2012.  Effective January 1, 2012, the Board adopted a compensation plan for its non-employee members.  Through December 31, 2012, noninterest expense included $227 thousand for fees paid to members of the board of directors. Discretionary spending on advertising and marketing was $55 thousand or 17% higher in 2012 than 2011.  Data processing expense was up $83 thousand or 14% for 2012 compared to the prior year due to higher costs associated with software enhancements and upgrading of the core processor in mid-2011.  Legal fees related to other real estate owned accounted for $39.0 thousand of the $48 thousand increase in professional fees.  The Company  realized the benefit of a favorable variance of $49 thousand in FDIC insurance expense due to overall decreases in assessment rates.  The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2012	2011
Salaries and employee benefits	$4,894	$4,753
Occupancy and equipment expense	1,259	1,286
Advertising and marketing expense	386	331
Professional fees	343	295
Data processing expense	682	599
Bank franchise taxes	137	204
FDIC insurance expense	490	539
Loss on sales and writedowns of other real estate	566	333
Other real estate owned expense	314	240
Directors’ fees	227	—
Other expense	1,053	997
Total non-interest expense	$10,351	$9,577

Salaries and employee benefits expense includes non-cash expense for stock based compensation of $29 thousand and $22 thousand in 2012 and 2011, respectively. See Part II, Item 8, Note 12 to the consolidated financial statements for additional information.

Income Tax Expense

Effective January 1, 2012, the Company recognized deferred tax assets resulting in an income tax benefit of $2.9 million and began recording tax expense on current period income before taxes. The decision to record deferred tax assets was based on an assessment of the Company’s profitable operations over the last five quarters and projections of future taxable income.

The Company recorded in its current provision for income tax expense for 2012, a net income tax benefit of $2.1 million. See Note 14 Income Taxes for a breakdown of current and deferred taxes and detail of the net deferred tax asset at the end of both years.  The tax benefit of these operational losses were reflected as a reduction of current tax provisions and will continue to be reflected in future time periods if the Company continues to maintain operational profitability.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

(Dollars In Thousands)	2012	2011	2010	2009	2008
Construction:
Residential	$5,036	$3,695	$7,608	$7,664	$4,503
Land acquisition, development and commercial	20,198	23,911	28,981	38,493	39,142
Real Estate:
Residential	69,691	58,070	55,381	45,456	34,351
Commercial	109,302	102,312	109,674	102,401	84,104
Commercial, industrial, and agricultural	42,382	36,297	39,204	38,845	29,601
Equity Lines	20,504	19,018	20,121	16,023	12,855
Consumer	7,824	5,776	3,137	3,787	6,697
Total Loans	$274,937	$249,079	$264,106	$252,669	$211,253

Maturities of Loans at December 31, 2012 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$7,376	$2,889	$10,265
One to five years	8,176	3,875	12,051
After five years	2,918	—	2,918
Total	$18,470	$6,764	$25,234

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$4,090	$20,158	$24,248
One to five years	13,732	841	14,573
After five years	3,467	94	3,561
Total	$21,289	$21,093	$42,382

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. The provision for loan losses increased from $1.2 million in 2011 to $1.4 million in 2012, due to the rise in loan volume.  The allowance for loan losses as a percent of total loans declined from 1.60% at December 31, 2011 to 1.38% at December 31, 2012.  Net charge-offs as a percent of average loans, similarly, declined from .96% to .61% at year-end 2011 and 2012, respectively.   Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans classified as impaired declined 1.8% from year end 2011 to a total of $15.6 million at the end of 2012.  The reserves related to impaired loans declined from $629 thousand at December 31, 2011 to $208 thousand at December 31, 2012, due to management adopting a more aggressive policy of charging-off loans once classified as impaired.

The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans.  In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans. Positive trends during 2012 indicate continued stabilization in the housing market and the value of the underlying collateral.   Building permits increased 30.3% and starts grew 28.1%.  New home sales for 2012 were 19.9% higher than the prior year.  Economic conditions are assessed by management by reviewing trends in the following economic indices: Composite Leading Index, ISM Manufacturing Index, GDP Shadow Index, U.S. Unemployment Rate, Capacity Utilization Rate, Housing Starts, Oil Price, and the Consumer Price Index.  Only the ISM Manufacturing Index showed a negative trend in 2012.  The others were either positive or neutral.  Based on the Bureau of Labor Statistics data, unemployment rates for the Roanoke, VA Metropolitan Statistical Area also reflected positive trends.  An analysis of the available economic data indicates the economy is continuing to expand modestly.  Management has adopted a cautiously optimistic view of the expansion going into 2013.  As with most community banks, the loan portfolio is concentrated in commercial real estate loans.  The percentage of loans collectively evaluated for impairment and classified as Commercial Real Estate declined from the end of 2011 to the end of 2012.  For the purpose of more adequately analyzing the commercial real estate portfolio, these loans have been broken out into multiple loan pools.  No single loan pool or industry concentration exceeds 15% of total loans at the end of 2012.  At the end of 2012, unallocated reserves totaled $93.  Some unallocated reserves are desirable given the degree of estimation involved in the nature of the analysis of the adequacy of the allowance for loan losses.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2012	2011	2010	2009	2008
Balance, beginning	$3,979	$5,228	$2,862	$2,862	$1,471
Provision charged to operating expense	1,408	1,222	6,453	725	1,648
Recoveries of amounts charged off	19	3	77	9	—
Loans charged off	(1,616)	(2,474)	(4,164)	(734)	(257)

Balance, ending	$3,790	$3,979	$5,228	$2,862	$2,862

Ratio of net charge-offs to average loans	0.61%	0.96%	1.55%	0.31%	0.15%

The following table presents the allocation of the Allowance for Loan Losses for the periods indicated. For 2012, 2011 and 2010, the allowance for Loan Losses is allocated in the manner prescribed by ASU 2010-20 (Refer to Note 1 of Consolidated Financial Statements), 2009 and prior years are allocated based on the percentage of loans in each category.

	2012	2011	2010	2009		2008
(Dollars in thousands)	Amount	Amount	Amount	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction:
Residential	$117	$90	$121	$87	3.03%	$61	2.13%
Land, acquisition, development and commercial	811	953	1,802	436	15.23%	530	18.53%
Real Estate:
Residential	725	538	785	515	17.99%	465	16.26%
Commercial	1,054	1,114	1,556	1,160	40.54%	1,140	39.81%
Commercial, industrial and agricultural	459	828	702	440	15.37%	401	14.01%
Equity Lines	386	313	222	181	6.34%	174	6.09%
Consumer	145	143	40	43	1.50%	91	3.17%
Total Loans	$3,790	$3,979	$5,228	$2,862	100.00%	$2,862	100.00%

Asset Quality

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier. Consumer mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant. When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

As of December 31, 2012 and December 31, 2011, the Company had $2.7 million and $2.0 million, respectively, in non-performing loans, comprised entirely of non-accrual loans.

Investment Portfolio

At December 31, 2012, 2011 and 2010 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2012 and 2011 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2010.

(Dollars In Thousands)	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$23,632	$210	$(497)	$23,345
Mortgage-backed securities	26,343	52	(75)	26,320
Municipal securities	2,040	–	(102)	1,938
	$52,015	$262	$(674)	$51,603

Securities Available for Sale, Maturity Distribution and Average Yields

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	437	450	2.85%
Maturing after 5 years and within 10 years	8,233	8,403	2.29%
Maturing after 10 years	20,155	20,989	2.80%
Mortgage backed securities
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	—	—	—
Maturing after 5 years and within 10 years	—	—	—
Maturing after 10 years	21,533	21,984	2.16%
Taxable municipal securities
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	264	274	2.90%
Maturing after 5 years and within 10 years	1,190	1,301	3.86%
Maturing after 10 years	6,024	6,563	4.38%
Nontaxable municipal securities
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	—	—	—
Maturing after 5 years and within 10 years	—	—	—
Maturing after 10 years	3,487	3,502	3.47%
Total Maturities	$61,323	$63,466	2.72%

The weighted average yield for nontaxable municipal securities is reported on a tax equivalent basis.

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

The Transaction Account Guarantee (TAG) Program expired on December 31, 2012.  TAG was fully funded by banks through FDIC insurance and there was no cost to tax payers.  HomeTown Bank has approximately thirty customers who would potentially be impacted if their balances in non-interest bearing transaction accounts fluctuated above $250 thousand and would no longer be insured.  Most of these customers were here prior to the implementation of the TAG Program.  As a member of the Promontory Financial Network, the Company is able to offer customers access to multi-million-dollar FDIC insurance and interest on funds placed into demand deposit accounts, money market deposit accounts, or both.

Total deposits increased by $2.4 million from $307.6 million at December 31, 2011 to $310.0 million at December 31, 2012. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid

	Average Deposits and Rates Paid December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$30,630		$24,986		$21,304
Interest bearing accounts:
Checking	68,194	0.34%	58,046	0.88%	37,575	1.08%
Money market savings	64,830	0.44%	69,241	0.93%	54,133	1.38%
Regular savings	18,637	0.63%	13,937	1.29%	9,222	1.69%
Time Deposits	128,234	1.30%	140,717	1.78%	167,037	2.14%
Total Interest Bearing	279,895	0.82%	281,941	1.36%	267,967	1.82%
Total	$310,525		$306,927		$289,271

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2012	$12,422	$7,996	$14,871	$31,310	$66,599	21.5%

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2012	2011	2010
Return on average assets	1.25%	0.54%	-1.11%
Return on average equity	12.69%	6.57%	-12.40%
Average equity to average assets	9.84%	8.17%	8.93%
Dividend payout	—%	—%	—%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $54.2 million at December 31, 2012 compared to $75.1 million at December 31, 2011.

Lines of credit available to meet liquidity needs include: $17.5 million of federal funds lines of credit and $11.7 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of our total assets from the Federal Home Loan Bank subject to providing qualifying collateral.  An $8 million guidance line of credit to borrow against securities was added as a funding source in 2012.  The limit on this line is 15% of assets.

At December 31, 2012, the Company had commitments to originate $16.1 million of loans. Certificates of deposit scheduled to mature in the 12 month period ending December 31, 2013 total $78.4 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

The Interest Rate Sensitivity table indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in an liability sensitive position at December 31, 2012 of $67.5 million for a cumulative gap ratio of –(15.57)%, which benefits us in a falling rate environment but hurts us in a rising rate environment.  An asset interest sensitivity gap results when interest-sensitive assets exceed interest-sensitive liabilities for a specific repricing “horizon”. The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets, as was the case at December 31, 2012, with respect to the one year time horizon.  For a company with a negative gap, such as us, falling interest rates would be expected to have a positive effect on net interest income and rising rates would be expected to have the opposite effect.  The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates.  Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or their contractual repricing date.  Time deposits are reflected in the deposits’ maturity dates.  Borrowed funds are reflected in the earliest contractual repricing interval. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, we are under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity date.

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$9,261	$5,535	$21,111	$30,150	$66,057
Interest-Bearing Balances	1,730	—	1,750	—	3,480
Loans	78,503	61,541	108,037	26,856	274,937
Federal funds sold	196	—	—	—	196
Total	$89,690	$67,076	$130,898	$57,006	$344,670
Cumulative totals	$89,690	$156,766	$287,664	$344,670
Interest Bearing Liabilities
Interest checking	$65,227	$—	$—	$—	$65,227
Savings	20,434	—	—	—	20,434
Money Market	57,037	—	—	—	57,037
Time Deposits	28,261	50,044	56,367	—	134,672
Short term borrowings	216	—	—	—	216
FHLB Borrowings	3,000	—	19,000	—	22,000
Total	174,175	50,044	75,367	—	299,586
Cumulative totals	174,175	224,219	299,586	299,586
Interest sensitivity gap	(84,485)	17,032	55,531	57,006	45,084
Cumulative interest sensitivity gap	(84,485)	(67,453)	(11,922)	45,084
Cumulative interest sensitivity gap to total interest earning assets	(24.51)%	(15.57)%	(3.46)%	13.08%

Capital Resources

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

At December 31, 2012 and December 31, 2011, the Company had stockholders’ equity of $36.7 million and $33.1 million, respectively, an increase of $3.6 million or 11.0%. The change in stockholders’ equity in 2012 was mainly the result of net income of $4.6 million.  The increase was partially offset by the payment of $1.3 million of dividends on the Troubled Asset Relief Program (TARP) preferred stock.  The $1.3 million of dividends paid in 2012 included $800 thousand for dividends accumulated from prior years.  In the fourth quarter of 2012, the U.S. Treasury auctioned the preferred shares and they were acquired by private investors.

The Company’s  risk-based and tangible capital ratios continued to increase in 2012, remaining consistently above regulatory standards for well-capitalized banks.

HomeTown Bankshares Corporation
2012 Annual Report

Risk Based Capital Analysis

Capital Analysis

	December 31,
(Dollars in thousands)	2012	2011
Tier 1 Capital:
Preferred Stock, net	$10,232	$10,157
Common Stock	16,167	16,167
Surplus	15,458	15,458
Retained Deficit	(6,587)	(9,773)
Total Tier 1 Capital	$35,299	$32,009
Tier 2 Capital:
Allowance for Loan Losses (allowable portion)	3,519	3,279
Total Risk Based Capital	$38,818	$35,288
Capital Ratios:
Tier I Risk Based Capital Ratio	12.6%	12.2%
Total Risk Based Capital Ratio	13.8%	13.5%
Leverage ratio (Tier I capital to average assets)	9.5%	8.9%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2012 and 2011

Consolidated Statements of Income, Years Ended December 31, 2012 and December 31, 2011

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2012 and December 31, 2011

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows, Years Ended December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation
Consolidated Balance Sheets
December 31, 2012 and 2011

In Thousands, Except Share and Per Share Data	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$9,812	$12,529
Federal funds sold	196	10,363
Securities available for sale, at fair value	63,466	69,207
Restricted equity securities, at cost	2,591	2,390
Loans, net of allowance for loan losses of $3,790 in 2012 and $3,979 in 2011	271,147	245,100
Property and equipment, net	9,754	9,582
Other real estate owned, net of valuation allowance of $575 in 2012 and $331 in 2011	8,938	9,562
Deferred tax asset, net	1,338	–
Accrued income	1,590	1,372
Prepaid FDIC insurance	5	473
Other assets	1,614	597
Total assets	$370,451	$361,175

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$32,627	$26,822
Interest-bearing	277,370	280,814
Total deposits	309,997	307,636
Short term borrowings	216	449
Federal Home Loan Bank borrowings	22,000	19,000
Accrued interest payable	332	435
Other liabilities	1,187	567
Total liabilities	333,732	328,087

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at December 31, 2012 and 2011	10,374	10,374
Discount on preferred stock	(142)	(217)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,262,518 (includes 25,896 restricted shares) at December 31, 2012 and 3,241,547 (includes 6,566 restricted shares) at December 31, 2011	16,167	16,167
Surplus	15,487	15,458
Retained deficit	(6,587)	(9,773)
Accumulated other comprehensive income	1,420	1,079
Total stockholders’ equity	36,719	33,088
Total liabilities and stockholders’ equity	$370,451	$361,175

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the years ended December 31, 2012 and 2011

In Thousands, Except Share and Per Share Data	2012	2011
Interest and dividend income:
Loans and fees on loans	$13,797	$14,013
Taxable investment securities	1,631	1,894
Nontaxable investment securities	50	–
Federal funds sold	9	28
Dividends on restricted stock	92	63
Other interest income	40	16
Total interest and dividend income	15,619	16,014
Interest expense:
Deposits	2,299	3,831
Other	38	–
Other borrowed funds	402	503
Total interest expense	2,739	4,334
Net interest income	12,880	11,680
Provision for loan losses	1,408	1,222
Net interest income after provision for loan losses	11,472	10,458

Noninterest income:
Service charges on deposit accounts	283	258
ATM and interchange income	231	180
Mortgage loan brokerage fees	368	147
Gain on sales of investment securities	131	196
Other income	389	257
Total noninterest income	1,402	1,038

Noninterest expense:
Salaries and employee benefits	4,894	4,753
Occupancy and equipment expense	1,259	1,286
Data processing expense	682	599
Advertising and marketing expense	386	331
Professional fees	343	295
Bank franchise taxes	137	204
FDIC insurance expense	490	539
Loss on sales and writedowns of other real estate	566	333
Other real estate owned expense	314	240
Directors’ fees	227	–
Other expense	1,053	997
Total noninterest expense	10,351	9,577
Net income before income taxes	2,523	1,919
Income tax (benefit) expense	(2,073)	–
Net income	$4,596	$1,919
Dividends declared on preferred stock	534	534
Accretion of discount on preferred stock	75	70
Net income available to common stockholders	$3,987	$1,315
Earnings per common share, basic and diluted	$1.22	$.41
Weighted average common shares outstanding, basic and diluted	3,259,424	3,241,547
See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the years ended December 31, 2012 and 2011

In Thousands of Dollars	2012	2011
Net income	$4,596	$1,919

Other comprehensive income:
Net unrealized holding gains on securities available for sale during the period	1,195	1,687
Less reclassification adjustment for realized gains included in net income	(131)	(196)
Net securities gains during the period	1,064	1,491
Deferred income tax expense on unrealized holding gains on securities available for sale net of tax expense related to realized gains on securities sold	(723)	—
Total other comprehensive income	341	1,491
Comprehensive income	$4,937	$3,410

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2012 and 2011

In Thousands, Except Share Data

	Preferred Stock	Common Stock	Surplus	Retained Deficit	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$10,374	$16,167	$15,436	$(11,622)	$(287)	$(412)	$29,656
Net income				1,919			1,919
Other comprehensive income, net of tax						1,491	1,491
Accretion of discount on preferred stock				(70)	70		–
Stock based compensation			22				22
Balance, December 31, 2011	$10,374	$16,167	$15,458	$(9,773)	$(217)	$1,079	$33,088
Net income				4,596			4,596
Other comprehensive income, net of tax						341	341
Preferred stock dividend paid				(1,335)			(1,335)
Accretion of discount on preferred stock				(75)	75		–
Stock based compensation			29				29
Balance, December 31, 2012	$10,374	$16,167	$15,487	$(6,587)	$(142)	$1,420	$36,719

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the years ended December 31, 2012 and 2011

In Thousands of Dollars	2012	2011
Cash flows from operating activities:
Net income	$4,596	$1,919
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	508	538
Provision for loan losses	1,408	1,222
Amortization of premium on securities, net	774	498
Loss on sales and writedowns of other real estate , net	566	333
Gains on sales of investment securities	(131)	(196)
Loss on disposal of fixed assets	12	–
Stock compensation expense	29	22
Changes in assets and liabilities:
Deferred tax asset, net	(1,338)	–
Accrued income	(218)	(150)
Other assets	(549)	649
Accrued interest payable	(103)	(331)
Other liabilities	(104)	9
Net cash flows provided by operating activities	5,450	4,513
Cash flows used investing activities:
Net decrease in federal funds sold	10,167	10,513
Purchases of investment securities	(18,639)	(44,570)
Sales, maturities, and calls of available for sale securities	24,802	28,155
Redemption (purchase) of restricted equity securities, net	(201)	189
Net decrease (increase) in loans	(29,120)	4,873
Proceeds from sales of other real estate	1,723	764
Purchases of property and equipment	(692)	(1,348)
Net cash flows used in investing activities	(11,960)	(1,424)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,805	9,411
Net decrease in interest-bearing deposits	(3,444)	(2,268)
Net (decrease) increase in short-term borrowings	(233)	168
Net increase (decrease) in long-term FHLB borrowings	3,000	(2,350)
Preferred stock dividend payment	(1,335)	–
Net cash flows provided by financing activities	3,793	4,961
Net (decrease) increase in cash and cash equivalents	(2,717)	8,050
Cash and cash equivalents, beginning	12,529	4,479
Cash and cash equivalents, ending	$9,812	$12,529
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,842	$4,665
Cash payments for income taxes	$73	$–
Supplemental disclosure of noncash investing activities:
Unrealized gain on securities available for sale	$1,064	$1,491
Transfer from loans to other real estate	$1,665	$7,683

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, the valuation of deferred tax assets and fair value measurements. Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate (as applicable) is susceptible to changes in local market conditions.

Stock Split

On May 18, 2010, the Company declared a stock split, whereby each stockholder received one additional share for each ten shares owned. The shares were distributed on July 19, 2010 to stockholders of record at the close of business on June 18, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from correspondent banks. For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet caption “cash and due from banks”.

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

•	Residential real estate loans carry risks associated with the continued credit worthiness of the borrower and changes in the value of the collateral.

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

•	Equity lines of credit carry risks associated with the continued credit worthiness of the borrower and changes in the value of the collateral.

•
Consumer loans carry risks associated with the continued credit worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent.

TDRs (Troubled Debt Restructurings) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on a record of making payments as scheduled for a period of six consecutive months. As of December 31, 2012 and 2011, the Company had $6.5 million and $8.4 million of loans classified as TDRs, respectively.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate. The general component covers non-classified, or performing, loans and those loans classified as substandard or special mention that are not impaired. The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales. The characteristics of the loan ratings are as follows:

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

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The valuation allowance for properties at December 31, 2012 was $575 thousand compared to $331 thousand at December 31, 2011.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. For the years ended December 31, 2012 and 2011, advertising expense was $386 thousand and $331 thousand, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. There are no unrecognized tax benefits as of December 31, 2012.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive Income

Comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investment by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense. These changes for the Company relate solely to unrealized gains and losses on securities available for sale.

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

Stock-Based Compensation Plan

The 2005 Stock Option Plan was approved by stockholders on April 20, 2006, which authorized 550,000 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the Company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a vesting schedule.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The adoption of the new guidance did not have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The new guidance amends disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity.  All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements.  The guidance does not change the items that must be reported in OCI.  The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the consolidated balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging", including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale are as follows:

(Dollars In Thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$28,825	$1,049	$(32)	$29,842
Mortgage-backed securities	21,533	486	(35)	21,984
Municipal securities	10,965	698	(23)	11,640
	$61,323	$2,233	$(90)	$63,466

(Dollars In Thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$33,558	$480	$(16)	$34,022
Mortgage-backed securities	26,673	495	(19)	27,149
Municipal securities	7,897	235	(96)	8,036
	$68,128	$1,210	$(131)	$69,207

At December 31, 2012, the Company does not consider any security in an unrealized loss position to be other than temporarily impaired.

U.S. Government and federal agency securities. The unrealized losses on four of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Mortgage-backed securities. The unrealized losses in seven of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Municipal securities. The unrealized losses on the Company’s five investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2012 and 2011.

(Dollars In Thousands)	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$–	$–	$3,400	$(32)	$3,400	$(32)
Mortgage-backed securities	–	–	3,701	(35)	3,701	(35)
Municipal securities	–	–	1,595	(23)	1,595	(23)
	$–	$–	$8,696	$(90)	$8,696	$(90)

(Dollars In Thousands)	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$6,201	$(16)	$–	$–	$6,201	$(16)
Mortgage-backed securities	2,957	(14)	725	(5)	3,682	(19)
Municipal securities	3,371	(96)	–	–	3,371	(96)
	$12,529	$(126)	$725	$(5)	$13,254	$(131)

The amortized cost and estimated fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$–	$–
Over one through five years	701	724
Over five through ten years	9,423	9,704
Greater than 10 years	51,199	53,038
	$61,323	$63,466

Proceeds from the sales, maturities and calls of securities available for sale in 2012 and 2011 were $24.8 million and $28.2 million, respectively. The Company realized $131 thousand in gains on sales of six available for sale securities in 2012, compared to $196 thousand from six securities sold in the prior year.  Total pledged securities had a fair market value of $16.1 million at December 31, 2012 and $13.0 million at December 31, 2011. Securities having a fair market value of $5.6 million were pledged to secure public deposits, while securities pledged to secure Federal Home Loan Bank borrowings totaled $10.1 million. $400 thousand in securities were pledged for other purposes at December 31, 2012.

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

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2012 and 2011 were as follows:

(Dollars In Thousands)	December 31,
	2012	2011
Construction:
Residential	$5,036	$3,695
Land acquisition, development & commercial	20,198	23,911
Real Estate:
Residential	69,691	58,070
Commercial	109,302	102,312
Commercial, industrial & agricultural	42,382	36,297
Equity lines	20,504	19,018
Consumer	7,824	5,776
	$274,937	$249,079
Less allowance for loan losses	(3,790)	(3,979)
Loans, net	$271,147	$245,100

The past due and nonaccrual status of loans as of December 31, 2012 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$5,036	$5,036	$–
Land acquisition, development & commercial	–	723	1,034	1,757	18,441	20,198	1,756
Real Estate:
Residential	–	562	184	746	68,945	69,691	582
Commercial	–	–	236	236	109,066	109,302	236
Commercial, industrial & agricultural	–	157	–	157	42,225	42,382	–
Equity lines	60	–	115	175	20,329	20,504	115
Consumer	–	–	–	–	7,824	7,824	–
Total	$60	$1,442	$1,569	$3,071	$271,866	$274,937	$2,689

The past due and nonaccrual status of loans as of December 31, 2011 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$3,695	$3,695	$–
Land acquisition, development & commercial	–	464	632	1,096	22,815	23,911	632
Real Estate:
Residential	–	535	179	714	57,356	58,070	714
Commercial	–	–	–	–	102,312	102,312	–
Commercial, industrial & agricultural	55	–	43	98	36,199	36,297	43
Equity lines	–	–	643	643	18,375	19,018	643
Consumer	–	–	–	–	5,776	5,776	–
Total	$55	$999	$1,497	$2,551	$246,528	$249,079	$2,032

There were no loans past due ninety days or more and still accruing interest at December 31, 2012 or December 31, 2011.

Impaired loans, which include TDRs of $6.5 million and the related allowance at December 31, 2012, were as follows:

December 31, 2012 With no related allowance:	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
(Dollars In Thousands)
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	3,632	3,692	–	3,647	187
Real Estate:
Residential	611	611	–	611	23
Commercial	9,018	9,018	–	9,018	440
Commercial, industrial & agricultural	916	916	–	916	33
Equity lines	115	439	–	115	–
Consumer	–	–	–	–	–
Total loans with no allowance	$14,292	$14,676	$–	$14,307	$683

December 31, 2012 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	–	–	–	–	–
Real Estate:
Residential	199	199	137	199	13
Commercial	1,139	1,139	71	1,139	74
Commercial, industrial & agricultural	–	–	–	–	–
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with an allowance	$1,338	$1,338	$208	$1,338	$87

Impaired loans, which include TDRs of $8.4 million and the related allowance at December 31, 2011 were as follows:

December 31, 2011 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$917	$–
Land acquisition, development & commercial	2,174	3,300	–	2,815	100
Real Estate:
Residential	714	714	–	1,868	27
Commercial	8,508	8,508	–	7,201	383
Commercial, industrial & agricultural	–	–	–	218	–
Equity lines	439	439	–	175	5
Consumer	–	–	–	–	–
Total loans with no allowance	$11,835	$12,961	$–	$13,194	$515

December 31, 2011 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$288	$–
Land acquisition, development & commercial	801	801	249	3,024	38
Real Estate:
Residential	–	–	–	137	–
Commercial	3,080	3,080	292	2,386	183
Commercial, industrial & agricultural	–	–	–	–	–
Equity lines	203	203	88	108	5
Consumer	–	–	–	–	–
Total loans with an allowance	$4,084	$4,084	$629	$5,943	$226

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans tables above are troubled debt restructurings (“TDR’s”) that were classified as impaired.  TDR’s at December 31 2012 were comprised of 3 loans totaling $6.5 million.  Two of the three loans totaling $6.3 million are performing in accordance with their restructured terms and are not on nonaccrual status.  The remaining $199 thousand loan is not past due, but is on nonaccrual status.  This compares with $8.4 million in total restructured loans at December 31, 2011.  One of the loans classified as a TDR at the end of the 2011 deteriorated further in 2012, resulting in a partial charge-off of $478 thousand, and subsequently transferred to other real estate owned for $1.6 million.  The amount of the valuation allowance related to total TDR’s was $137 thousand as of December 31, 2012 and $277 thousand as of December 31, 2011.

The following table presents by class of loan, information related to loans modified in a TDR during 2012:

Loans modified as TDR's For the year ended December 31, 2012
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

During 2012, the Company modified one loan considered to be a TDR.  The terms were modified changing the loan from a home equity line of credit to a non-real estate secured term loan.  This TDR was current at the end of 2012, and had not subsequently defaulted.

The following table presents by class of loan, information related to loans modified in a TDR during 2011:

Loans modified as TDR's For the year ended December 31, 2011
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

During 2011, the Company modified 2 loans that were considered to be TDRs.  The Company accepted a permanent reduction in the recorded investment on one loan and extended the interest only payment term of another loan.

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

Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2012, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$90	$—	$—	$27	$117	$—	$117	$5,036	$—	$5,036
Land acquisition, development & commercial	953	(519)	—	377	811	—	811	20,198	3,632	16,566
Real estate:
Residential	538	(151)	—	338	725	137	588	69,691	810	68,881
Commercial	1,314	(478)	18	200	1,054	71	983	109,302	10,157	99,145
Commercial, Industrial & agricultural	628	(71)	—	(98)	459	—	459	42,382	916	41,466
Equity lines	313	(393)	—	466	386	—	386	20,504	115	20,389
Consumer	143	(4)	1	5	145	—	145	7,824	—	7,824
Unallocated	—	—	—	93	93	—	93	—	—	—
Total	$3,979	$(1,616)	$19	$1,408	$3,790	$208	$3,582	$274,937	$15,630	$259,307

The following table presents, as of December 31, 2011, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$121	$(150)	$—	$119	$90	$—	$90	$3,695	$—	$3,695
Land acquisition, development & commercial	1,802	(1,500)	—	651	953	249	704	23,911	2,975	20,936
Real estate:
Residential	785	(170)	—	(77	538	—	538	58,070	714	57,356
Commercial	1,556	(356)	—	114	1,314	292	1,022	102,312	11,588	90,724
Commercial, Industrial & agricultural	702	(139)	—	65)	628	—	628	36,297	—	36,297
Equity lines	222	(158)	—	249	313	88	225	19,018	642	18,376
Consumer	40	(1)	3	101	143	—	143	5,776	—	5,776
Total	$5,228	$(2,474)	$3	$1,222	$3,979	$629	$3,350	$249,079	$15,919	$233,160

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total
Construction:
Residential	$5,036	$–	$–	$–	$5,036
Land acquisition, development & commercial	16,479	–	1,963	1,756	20,198
Real Estate:
Residential	63,299	5,581	229	582	69,691
Commercial	103,010	2,479	3,577	236	109,302
Commercial, industrial & agricultural	41,313	131	938	–	42,382
Equity lines	20,364	25	–	115	20,504
Consumer	7,824	–	–	–	7,824
Total	$257,325	$8,216	$6,707	$2,689	$274,937

At December 31, 2012, the Company does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Doubtful Nonaccrual	Total
Construction:
Residential	$3,695	$–	$–	$–	$–	$3,695
Land acquisition, development & commercial	21,039	–	2,240	433	199	23,911
Real Estate:
Residential	56,767	589	–	714	–	58,070
Commercial	90,421	2,721	9,170	–	–	102,312
Commercial, industrial & agricultural	35,136	178	940	43	–	36,297
Equity lines	18,375	–	–	643	–	19,018
Consumer	5,776	–	–	–	–	5,776
Total	$231,209	$3,488	$12,350	$1,833	$199	$249,079

At December 31, 2011, the Company does not have any loans classified as Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for 2012 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Additions	1,665	—	1,665
Writedowns	—	(486)	(486)
Sales	(2,045)	242	(1,803)
Balance at the end of the year	$9,513	$(575)	$8,938

Changes in foreclosed properties for 2011 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$3,045	$(69)	$2,976
Additions	7,683	—	7,683
Writedowns	—	(262)	(262)
Sales	(835)	—	(835)
Balance at the end of the year	$9,893	$(331)	$9,562

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2012 and December 31, 2011 were as follows:

(Dollars In Thousands)	December 31, 2012	December 31, 2011
Construction:
Residential	$588	$1,447
Land acquisition, development & commercial	3,591	3,805
Real Estate:
Residential	182	612
Commercial	2,905	1,919
Commercial, industrial & agricultural	1,164	1,215
Equity lines	508	564
	$8,938	$9,562

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2012 and 2011 were as follows:

(Dollars In Thousands)	2012	2011
Land	$3,957	$3,957
Buildings and improvements	3,698	3,694
Leasehold improvements	2,390	2,388
Furniture and equipment	2,271	1,985
Software	449	348
Construction in process	279	69
Property and equipment, total	13,044	12,441
Less accumulated depreciation and amortization	3,290	2,859
Property and equipment, net	$9,754	$9,582

Depreciation and amortization expense was $508 thousand and $538 thousand for the years ended December 31, 2012 and 2011, respectively.

Leases

The Company currently leases its main office under a non-cancelable lease agreement. The lease expires December 15, 2015 and provides an option to extend the lease for two additional five-year periods. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. Minimum annual payments until expiration at December 15, 2015 are $161,040. The Company currently leases a branch location under a non-cancelable lease agreement. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The lease expires on July 31, 2016 and provides an option to extend the lease for two additional five-year periods. Minimum annual payments until expiration at July 31, 2016 are $96,000. The Company currently leases another branch location along with additional office space under noncancelable lease agreements. Terms of the agreements provide for a rental increase of ten percent upon renewal of the leases. The leases expire on April 30, 2013. On January 30, 2013, the Company entered into an agreement to extend the leases through September 30, 2013.  After that the Company has the option to extend the leases on a monthly basis until they vacate the premises and move into the new branch currently under construction.  Minimum payments until expiration at September 30, 2013 are $23,687.

The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2012 were as follows:

(Dollars In Thousands)	2012
2013	$281
2014	257
2015	257
2016	56
2017	—
Thereafter	—
Total	$851

Rent expense for the years ended December 31, 2012 and 2011 was $315 thousand and $333 thousand, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of one hundred thousand dollars or more at December 31, 2012 and 2011 was $66.6 million and $51.7 million, respectively.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2012
2013	$78,344
2014	28,499
2015	9,660
2016	4,876
2017	13,294
Total	$134,673

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2012 and 2011, brokered deposits totaled $35.9 million and $23.5 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets.

Note 8. Short Term Borrowings

Short term borrowings consist of the following at December 31, 2012 and 2011:

(Dollars In Thousands)	2012	2011
Securities sold under agreements to repurchase	$216	$449

Weighted average interest rate	0.51%	0.89%

Short term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. At December 31, 2012, the Bank had established $17.5 million in a federal funds line of credit.  Another $8.0 million line of credit was established and secured by Bank owned securities in safekeeping. This line is not to exceed 15% of the value of the  securities.  At year-end 2012, there was no balance outstanding on either line of credit.

Note 9. Federal Home Loan Bank Borrowings

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $22.0 million and $19.0 million as of December 31, 2012 and 2011, respectively. The long-term debt at December 31, 2012 is comprised of one convertible advance in the amount of $4 million, one fixed rate advance in the amount of $3 million, and one fixed rate advance in the amount of $12 million, and one variable rate advance in the amount of $3 million. The Federal Home Loan Bank of Atlanta has the option to convert the convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the advance will be converted into a 3-month London Interbank Offered Rate (LIBOR) based adjustable rate credit. The variable rate advance provided short term financing at the FHLB’s equivalent to a Fed Funds rate and the ability to prepay without a penalty.

At December 31, 2012 and 2011, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2012	2011
September 7, 2007	September 7, 2017	March 7, 2011	3.690%	4,000	4,000
October 19, 2009	October 19, 2012		1.970%	—	12,000
July 27, 2011	July 28, 2014		2.190%	3,000	3,000
April 13, 2012	April 13, 2016		1.265%	12,000	—
November 7, 2012	November 7, 2013		0.355%	3,000	—
				$22,000	$19,000

The Company had collateral pledged on these borrowings at December 31, 2012 including real estate loans totaling $46.2 million, investment securities totaling $7.4 million, and Federal Home Loan Bank stock with a book value of $1.5 million.

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

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 - Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 - Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$29,842		$29,842
Mortgaged-backed securities	21,984		21,984
Municipal securities	11,640		11,640
Derivative assets	67		67
Liabilities:
Derivative liabilities	$67		$67

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$34,022		$34,022
Mortgaged-backed securities	27,149		27,149
Municipal securities	8,036		8,036
Derivative assets	170		170
Liabilities:
Derivative liabilities	$170		$170

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and a specific reserve is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of any loss. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraisal value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (OREO): The carrying amount of real estate owned by the Company resulting from foreclosures is estimated at the lesser of cost or the fair value of the real estate based on an observable market price or a current appraised value less selling costs. If carried at market price based on appraised value using observable market data, it is recorded as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the real estate is further impaired below the appraised value or there is no observable market price, the Company records the real estate as nonrecurring Level 3.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$1,130		$62	$1,068
Other real estate owned	8,938		4,382	4,556

(Dollars In Thousands)		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$3,455		$2,387	$1,068
Other real estate owned	9,562		9,562

At December 31, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

 The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$1,068	Discounted appraised value	Selling cost	6%	-	10%
			Discount for lack of marketability and age of appraisal	0%	-	10%

Other real estate owned	$2,177	Discounted appraised value	Selling cost	6%	-	10%
			Discount for lack of marketability and age	0%	-	30%

	$2,379	Internal evaluations	Internal evaluations	10%	-	50%

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At December 31, 2012 and 2011, management believes the carrying value of federal funds sold approximates estimated market value.

Available-for-sale securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Restricted equity securities: For these restricted equity securities, the carrying amount is a reasonable estimate of fair value based on the redemption provisions of the related securities.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At December 31, 2012 and 2011, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2012 and 2011, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2012 and 2011.

(Dollars In Thousands)		Fair value at December 31, 2012
Description	Carrying value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Approximate Fair Values
Financial assets
Cash and due from banks	$9,812	$9,812	$		$		$9,812
Federal funds sold	196	196					196
Securities available-for-sale	63,466			63,466			63,466
Restricted equity securities	2,591			2,591			2,591
Loans, net	271,147					272,981	272,981
Accrued income	1,590			1,590			1,590
Derivative assets	67			67			67
Financial liabilities
Total deposits	309,997	175,325		135,128			310,453
Short term borrowings	216	216					216
FHLB borrowings	22,000			22,862			22,862
Accrued interest payable	332			332			332
Derivative liabilities	67			67			67

(Dollars In Thousands)	2011
	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$12,529	$12,592
Federal funds sold	10,363	10,363
Securities available-for-sale	69,207	69,207
Restricted equity securities	2,390	2,390
Loans, net	245,100	246,601
Accrued income	1,372	1,372
Derivative assets	170	170
Financial liabilities
Total deposits	307,636	308,105
Short term borrowings	449	449
FHLB borrowings	19,000	19,760
Accrued interest payable	435	435
Derivative liabilities	170	170

Note 11. Earnings per Common Share

The following table details the computation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011.

In Thousands, Except Share and Per Share Data	2012	2011

Net income available to common shareholders	$3,987	$1,315

Weighted average common shares outstanding	3,259,424	3,241,547

Weighted average common shares outstanding, diluted	3,259,424	3,241,547

Basic and diluted earnings per common share	$1.22	$.41

At December 31, 2012 and 2011, stock options to purchase 459,690 and 463,100 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No options were granted in the years ended December 31, 2012 or 2011.

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2011	463,100	$9.42
Granted	–	–
Exercised	–	–
Forfeited	(3,410)	9.09
Balance at December 31, 2012	459,690	$9.31	$–	3.37
Exercisable at December 31, 2012	459,690	$9.31	$–	3.37

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

The Company recorded stock based compensation expense of $29 thousand and $22 thousand for the years ended December 31, 2012 and 2011, respectively.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $28 thousand in 2012 and $11 thousand in 2011. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2012 was $4.20.  The Company granted 20,971 shares of restricted stock under the plan in 2012; there were no restricted stock grants in 2011.

As of December 31, 2012, there was $97 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2017. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2012		2011
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	6,566	$7.16	8,207	$7.16
Granted	20,971	4.20	–	–
Vested	(1,641)	7.16	(1,641)	7.16
Cancelled	–	–	–	–
Nonvested at end of year	25,896	$4.76	6,566	$7.16

Note 13. Stock Employee Benefit Plans Defined Contribution Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $157 thousand and $146 thousand for the years ended December 31, 2012 and 2011, respectively.

Note 14. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009. The Company has operating loss carryforwards of $4.0 million for federal income tax purposes that may be used to offset future taxable income. If not previously utilized, the federal loss carryforward will begin to expire in 2025.

The current and deferred components of income tax benfit for the periods ended December 31, 2012 and 2011 are as follows:

(Dollars In Thousands)	2012	2011
Current	$853	$–
Deferred	(1)	661
Deferred tax asset valuation allowance change	(2,925)	(661)
Income tax benefit	$(2,073)	$–

Rate Reconiliation

Total income tax expense (benefit) differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following.

(Dollars In Thousands)	2012	2011
Tax at statutory federal rate	$858	$652
Tax-exempt interest income	(16)	–
Tax-exempt interest disallowance	1	–
AMT carryforward	53	9
Other	(44)
Deferred tax asset valuation allowance change	(2,925)	(661)
Income tax benefit	$(2,073)	$–

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2012 and 2011 are summarized as follows:

(Dollars In Thousands)	2012	2011
Deferred tax assets
Net operating losses	$1,362	$2,117
Pre-opening expenses	126	142
Allowance for loan losses	694	986
Stock-based compensation	236	236
Other real estate expenses	449	221
Other	23	27
Deferred tax asset	2,890	3,729
Deferred tax liabilities
Depreciation	329	317
Unrealized gain on securities available for sale	723	-
Accretion of bond discount	7	7
Deferred loan fees	493	480
Deferred tax liability	1,552	804
Net Deferred tax asset	1,338	2,925
Valuation allowance	–	(2,925)
Net Deferred tax asset	$1,338	$–

Note 15. Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. The Company was not involved in any litigation for the year ended December 31, 2012.

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

A summary of the Company’s commitments at December 31, 2012 and 2011 is as follows (dollars in thousands):

(Dollars In Thousands)	2012	2011

Commitments to extend credit	$16,073	$16,597

Unfunded commitments under lines of credit	30,781	26,185

Standby letters of credit	3,346	2,578

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2012 and 2011, these reserve balances amounted to $3.1 million and $3.0 million, respectively.

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

A summary of the Company’s interest rate swaps is as follows (dollars in thousands):

(Dollars In Thousands)	December 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$(2,812)	$(67)	$(2,870)	$(170)
Pay variable / receive fixed swaps	2,812	67	2,870	170
Total	$–	$–	$–	$–

Note 16. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2012 there was no retained earnings available from which to pay dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2012, management believes the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)

Consolidated	$38,818	13.8%	$22,499	8.0%	N/A	N/A

HomeTown Bank	$37,243	13.2%	$22,499	8.0%	$28,124	10.0%

Tier I Capital (to Risk-Weighted Assets)

Consolidated	$35,299	12.6%	$11,250	4.0%	N/A	N/A

HomeTown Bank	$33,724	12.0%	$11,250	4.0%	$16,874	6.0%

Tier I Capital (to Average Assets)

Consolidated	$35,299	9.5%	$14,877	4.0%	N/A	N/A

HomeTown Bank	$33,724	9.1%	$14,877	4.0%	$18,596	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)

Consolidated	$35,288	13.5%	$20,928	8.0%	N/A	N/A

HomeTown Bank	$32,997	12.6%	$20,928	8.0%	$26,160	10.0%

Tier I Capital (to Risk-Weighted Assets)

Consolidated	$32,009	12.2%	$10,464	4.0%	N/A	N/A

HomeTown Bank	$29,718	11.4%	$10,464	4.0%	$15,696	6.0%

Tier I Capital (to Average Assets)

Consolidated	$32,009	8.9%	$14,320	4.0%	N/A	N/A

HomeTown Bank	$29,718	8.3%	$14,320	4.0%	$17,899	5.0%

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

Aggregate loan transactions with related parties were as follows:

(Dollars In Thousands)	2012	2011

Balance, beginning	$8,027	$9,471
New loans	7,854	5,693
Repayments	(7,741)	(7,137)
Balance, ending	$8,140	$8,027

Aggregate deposit balances with related parties at December 31, 2012 and 2011 were $4,696,000 and $4,464,000, respectively.

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

The Preferred Stock qualifies as Tier 1 capital and the Series A pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Series B pays cumulative dividends at a rate of 9% per annum. The Company paid a total of $1.3 million in dividends on preferred stock in 2012.  Of the total dividends paid, $534 thousand were for 2012 and $800 thousand were for 2011.  Due to the net loss incurred in 2010, the Company was prohibited from paying dividends during 2011 on the preferred stock.

On October 31, 2012, the Company's $10 million of Series A Preferred Stock and $374 thousand Series B Preferred Stock was sold by the Treasury as part of its efforts to manage and recover its investments under the TARP. While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.

Note 19. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows. The parent company was formed on September 4, 2009.

CONDENSED BALANCE SHEETS
In Thousands	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$721	$2,292
Investment in bank subsidiary	35,853	30,796
Other assets	145	–
Total assets	$36,719	$33,088
Liabilities and Stockholders’ Equity
Total liabilities	$–	$–
Stockholders’ equity:
Total stockholders’ equity	36,719	33,088
Total liabilities and stockholders’ equity	$36,719	$33,088

CONDENSED STATEMENTS OF INCOME
In Thousands	For the year ended December 31, 2012	For the year ended December 31, 2011
Expenses	$(140)	$(42)
Net loss before income taxes	(140)	(42)
Income tax benefit	49	–
Net loss before equity in undistributed net income of subsidiary	(91)	(42)
Undistributed net income of subsidiary	4,687	1,961
Net Income	$4,596	$1,919

CONDENSED STATEMENTS OF CASH FLOWS
In Thousands	For the year ended December 31, 2012	For the year ended December 31, 2011
Cash flows from operating activities:
Net income	$4,596	$1,919
Equity in undistributed net income of subsidiary bank	(4,687)	(1,961)
Increase in other assets	(145)	–
Net cash flows used in operating activities	$(236)	$(42)

Cash flows from investing activities:
Capital contribution to bank subsidiary	$–	$–
Net cash flows used in investing activities	$–	$–

Cash flows from financing activities:
Issuance of preferred stock net of issuance costs	$–	$–
Preferred dividend payment	(1,335)	–
Net cash flows used in financing activities	$(1,335)	$–

Net decrease in cash and cash equivalents	$(1,571)	$(42)

Cash and cash equivalents, beginning	2,292	2,334
Cash and cash equivalents, ending	$721	$2,292

Certified Public Accountants
 and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HomeTown Bankshares Corporation
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 28, 2013

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

Management assessed the effectiveness of HomeTown Bankshares’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, HomeTown Bankshares’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.        OTHER INFORMATION

None.

PART III

ITEM  10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to the Bank’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item relating to the Company’s Audit Committee is included under the captions “Item 1: Election of Directors,” “Audit Committee Matters” and “—Audit Committee Report” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	459,690	(2)	$10.22	90,310	(3)
Equity compensation plans not approved by security holders	0		N/A	102,822	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(3)	Represents shares available for future issuance under the 2005 Stock Option Plan
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Bank’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Report of Independent Registered Public Accounting Firm

Exhibit Number

3.1	Articles of Incorporation of Registrant as amended incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2011.

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

Exhibit Number

101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 28, 2013
Susan K. Still	Chief Executive Officer (principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	March 28, 2013
George B. Cartledge, Jr.

/s/ NANCY H. AGEE	Director	March 28, 2013
Nancy H. Agee

/S/ WARNER N. DALHOUSE	Director	March 28, 2013
Warner N. Dalhouse

/S/ VICTOR F. FOTI	Director	March 28, 2013
Victor F. Foti

/S/ DANIEL D. HAMRICK	Director	March 28, 2013
Daniel D. Hamrick

/S/ WILLIAM R. RAKES	Director	March 28, 2013
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 28, 2013
James M. Turner, Jr.

/S/ CHARLES W. MANESS, JR.	Chief Financial Officer	March 28, 2013
Charles W. Maness, Jr.	(principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as amended incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2011.

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

101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.