Form 10-Q
period 2013-03-31
HomeTown Bankshares Corp
filed 2013-05-15
CIK 1461640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013.

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

As of May 14, 2013, 3,270,299 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION
Form 10-Q

INDEX
PART 1. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

Dollars In Thousands, Except Per Share Data	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$12,456	$9,812
Federal funds sold	47	196
Securities available for sale, at fair value	65,453	63,466
Restricted equity securities, at cost	2,358	2,591
Loans, net of allowance for loan losses of $3,799 in 2013 and $3,790 in 2012	273,460	271,147
Property and equipment, net	10,037	9,754
Other real estate owned, net of valuation allowance of $570 in 2013 and $575 in 2012	9,440	8,938
Deferred tax asset, net	1,148	1,338
Accrued income	1,563	1,590
Other assets	983	1,619
Total assets	$376,945	$370,451

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$35,194	$32,627
Interest-bearing	284,121	277,370
Total deposits	319,315	309,997
Short term borrowings	663	216
Federal Home Loan Bank borrowings	19,000	22,000
Accrued interest payable	294	332
Other liabilities	730	1,187
Total liabilities	340,002	333,732

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $1,000 par value; 10,000 shares of series A and 374 shares of series B authorized, issued and outstanding at March 31, 2013 and December 31, 2012	10,374	10,374
Discount on preferred stock	(122)	(142)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,270,299 (includes 27,846 restricted shares) at March 31, 2013, and 3,262,518 (includes 25,896 restricted shares) at December 31, 2012	16,167	16,167
Surplus	15,494	15,487
Retained deficit	(6,215)	(6,587)
Accumulated other comprehensive income	1,245	1,420
Total stockholders’ equity	36,943	36,719
Total liabilities and stockholders’ equity	$376,945	$370,451

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Income
For the Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Dollars In Thousands, Except Per Share Data
Interest income:
Loans and fees on loans	$3,475	$3,378
Taxable investment securities	332	472
Nontaxable investment securities	23	3
Federal funds sold	-	4
Dividends on restricted stock	25	18
Other interest income	10	11
Total interest income	3,865	3,886

Interest expense:
Deposits	476	640
Preferred stock dividends	-	38
Other borrowed funds	94	115
Total interest expense	570	793
Net interest income	3,295	3,093

Provision for loan losses	125	190
Net interest income after provision for loan losses	3,170	2,903

Noninterest income:
Service charges on deposit accounts	68	74
ATM and interchange income	74	47
Mortgage loan brokerage fees	80	74
Gains on sales of investment securities	2	-
Other income	93	67
Total noninterest income	317	262

Noninterest expense:
Salaries and employee benefits	1,376	1,227
Occupancy and equipment expense	320	325
Data processing expense	191	167
Advertising and marketing expense	140	120
Professional fees	136	89
Bank franchise taxes	51	36
FDIC insurance expense	142	121
Loss on sales and writedowns of other real estate owned	2	3
Other real estate owned expense	52	105
Directors' fees	53	56
Other expense	237	258
Total noninterest expense	2,700	2,507
Net income before income taxes	787	658
Income tax expense (benefit)	262	(2,702)
Net income	525	3,360
Dividends declared on preferred stock	133	133
Accretion of discount on preferred stock	20	19
Net income available to common shareholders	$372	$3,208
Earnings per common share, basic and diluted	$0.11	$0.99
Weighted average common shares outstanding, basic and diluted	3,265,285	3,250,074

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Comprehensive Income
For the Three Months ended March 31, 2013 and 2012

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
In Thousands
Net income	$525	$3,360

Other comprehensive loss, net of deferred taxes
Net unrealized holding (losses) gains on securities available for sale during the period	(254)	318
Less: reclassification adjustment for gains included in net income	2	-
Net securities (losses) gains during the period	(256)	318
Deferred income tax expense on unrealized holding (losses) gains on securities available for sale net of tax benefit (expense) related to realized (losses) gains on securities sold	81	(475)
Total other comprehensive loss	(175)	(157)
Comprehensive income	$350	$3,203

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
In Thousands
Cash flows from operating activities:
Net income	$525	$3,360
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	129	134
Provision for loan losses	125	190
Amortization of premium on securities, net	189	176
Loss on sales and writedowns of other real estate, net	2	3
Gains on sales of investment securities	(2)	-
Stock compensation expense	7	7
Changes in assets and liabilities:
Deferred tax asset, net	271	(2,940)
Accrued income	27	76
Other assets	636	159
Accrued interest payable	(38)	3
Other liabilities	(457)	267
Net cash flows provided by operating activities	1,414	1,435

Cash flows from investing activities:
Net decrease in federal funds sold	149	3,759
Purchases of investment securities	(7,902)	(9,168)
Sales, maturities, and calls of available for sale securities	5,472	6,410
Redemption (purchase) of restricted equity securities, net	233	(13)
Net (increase)decrease in loans	(3,065)	113
Proceeds from sales of other real estate	123	352
Purchases of property and equipment	(412)	(35)
Net cash flows (used in) provided by investing activities	(5,402)	1,418

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	2,567	1,698
Net increase (decrease) in interest-bearing deposits	6,751	(3,575)
Net increase (decrease) in short-term borrowings	447	(45)
Net decrease in long-term FHLB borrowings	(3,000)	-
Preferred stock dividend payment	(133)	(934)
Net cash flows provided by (used in) financing activities	6,632	(2,856)
Net increase (decrease) in cash and cash equivalents	2,644	(3)
Cash and cash equivalents, beginning	9,812	12,529
Cash and cash equivalents, ending	$12,456	$12,526

Supplemental disclosure of cash flow information:
Cash payments for interest	$608	$790
Cash payments for income taxes	$–	$–

Supplemental disclosure of noncash investing activities:
Unrealized (loss) gain on securities available for sale	$(256)	$318
Transfer from loans to other real estate	$627	$–

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

Basis of Presentation

The consolidated financial statements as of March 31, 2013 and for the periods ended March 31, 2013 and 2012 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended March 31, 2013 are of a normal recurring nature.  The first quarter of 2012 included the recognition of cumulative deferred tax assets. The amount of the net tax benefit recognized in the first quarter was a non-recurring, cumulative adjustment that included the net tax benefit generated from years prior to 2012.  Management believes that all other interim adjustments for 2012 and 2013 were of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012.

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

Beginning with the first quarter of 2013, the Company changed the methodology of how historical loss rates were analyzed in the calculation of the allowance for loan losses.  The revised calculation and application of historical loss rates impacted the calculation of the allowance for loan losses.  Under the former methodology, the previous two calendar years and an annualized current calendar year of losses were analyzed and applied to the loans collectively evaluated for impairment.  The former calculation would have resulted in a total allocation of $1,871,000.  Under the revised methodology, a rolling three years of losses are analyzed and applied to the loans collectively evaluated for impairment, resulting in an allocation of $2,451,000.  Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of March 31, 2013 and December 31, 2012, are as follows:

(Dollars In Thousands)	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$30,358	$1,013	$(47)	$31,324
Mortgage-backed securities	19,805	424	(23)	20,206
Municipal securities	13,403	653	(133)	13,923
	$63,566	$2,090	$(203)	$65,453

(Dollars In Thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$28,825	$1,049	$(32)	$29,842
Mortgage-backed securities	21,533	486	(35)	21,984
Municipal securities	10,965	698	(23)	11,640
	$61,323	$2,233	$(90)	$63,466

U.S. Government and federal agency securities. The unrealized losses on 9 of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Mortgage-backed securities. The unrealized losses in 5 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Municipal securities. The unrealized losses on the Company’s 14 investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

The following tables demonstrate the unrealized loss position of securities available for sale at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$–	$–	$5,629	$(47)	$5,629	$(47)
Mortgage-backed securities	–	–	3,909	(23)	3,909	(23)
Municipal securities	–	–	5,498	(133)	5,498	(133)
	$–	$–	$15,036	$(203)	$15,036	$(203)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$–	$–	$3,400	$(32)	$3,400	$(32)
Mortgage-backed securities	–	–	3,701	(35)	3,701	(35)
Municipal securities	–	–	1,595	(23)	1,595	(23)
	$–	$–	$8,696	$(90)	$8,696	$(90)

There are 28 debt securities with fair values totaling $15.0 million considered temporarily impaired at March 31, 2013.  As of March 31, 2013, the Company does not consider any bond in an unrealized loss position to be other than temporarily impaired.

The Company realized gains on sales of securities of $2 thousand for the first three months of 2013 compared to none for the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at March 31, 2013, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$—	$—
Over one through five years	641	661
Over five through ten years	10,616	10,848
Greater than 10 years	52,309	53,944
	$63,566	$65,453

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2013 and December 31, 2012 were as follows:
(Dollars In Thousands)	March 31, 2013	December 31, 2012
Construction loans:
Residential	$5,882	$5,036
Land acquisition, development & commercial	21,934	20,198
Real estate:
Residential	69,757	69,691
Commercial	107,892	109,302
Commercial, Industrial & agricultural	43,763	42,382
Equity lines	19,465	20,504
Consumer	8,566	7,824
Total	277,259	274,937
Less allowance for loan losses	(3,799)	(3,790)
Loans, net	$273,460	$271,147

The past due and nonaccrual status of loans as of March 31, 2013 was as follows:
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$—	$—	$—	$—	$5,882	$5,882	$—
Land acquisition, development & commercial	41	—	1,731	1,772	20,162	21,934	1,731
Real estate:
Residential	190	—	219	409	69,348	69,757	408
Commercial	—	—	—	—	107,892	107,892	—
Commercial, Industrial & agricultural	5	—	157	162	43,601	43,763	157
Equity lines	105	—	60	165	19,300	19,465	60
Consumer	—	—	—	—	8,566	8,566	—
Total	$341	$—	$2,167	$2,508	$274,751	$277,259	$2,356

The past due and nonaccrual status of loans as of December 31, 2012 was as follows:
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$–	$–	$–	$–	$5,036	$5,036	$–
Land acquisition, development & commercial	–	723	1,034	1,757	18,441	20,198	1,756
Real estate:
Residential	–	562	184	746	68,945	69,691	582
Commercial	–	–	236	236	109,066	109,302	236
Commercial, Industrial & agricultural	–	157	–	157	42,225	42,382	–
Equity lines	60	–	115	175	20,329	20,504	115
Consumer	–	–	–	–	7,824	7,824	–
Total	$60	$1,442	$1,569	$3,071	$271,866	$274,937	$2,689

There were no loans past due ninety days or more and still accruing at March 31, 2013 or December 31, 2012.

Impaired loans and the related allowance at March 31, 2013, were as follows:
March 31, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	3,203	3,263	—	3,203	38
Real estate:
Residential	446	483	—	483	3
Commercial	8,762	8,762	—	8,762	129
Commercial, Industrial & agricultural	1,098	1,098	—	1,098	17
Equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans with no allowance	$13,509	$13,606	$—	$13,546	$187

March 31, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$—	$—	$—	$—	$—
Land acquisition, development & commercial	—	—	—	—	—
Real estate:
Residential	189	189	137	189	3
Commercial	1,135	1,135	87	1,135	25
Commercial, Industrial & agricultural	—	—	—	—	—
Equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans with an allowance	$1,324	$1,324	$224	$1,324	$28

Impaired loans and the related allowance at December 31, 2012 were as follows:
December 31, 2012 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	3,632	3,692	–	3,647	187
Real estate:
Residential	611	611	–	611	23
Commercial	9,018	9,018	–	9,018	440
Commercial, Industrial & agricultural	916	916	–	916	33
Equity lines	115	439	–	115	–
Consumer	–	–	–	–	–
Total loans with no allowance	$14,292	$14,676	$–	$14,307	$683

December 31, 2012 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	–	–	–	–	–
Real estate:
Residential	199	199	137	199	13
Commercial	1,139	1,139	71	1,139	74
Commercial, Industrial & agricultural	–	–	–	–	–
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with an allowance	$1,338	$1,338	$208	$1,338	$87

Troubled Debt Restructurings

Included in certain loan categories are troubled debt restructurings (“TDRs”). At March 31, 2013 and at December 31, 2012, there were 3 loans classified as TDRs totaling $6.5 million.  One TDR was classified as a substandard non-accruing loan at March 31, 2013 and at the end of 2012.  The loan is not past due, and the outstanding balance of this loan was $189 thousand and $199 thousand at March 31, 2013 and December 31, 2012, respectively.  The valuation allowance related to total TDRs was $137 thousand at March 31, 2013 and December 31, 2012.

For the three months ended March 31, 2013 and March 31, 2012, no loans were modified as a TDR.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company’s allowance for loan losses. When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent.  Loans identified as TDRs frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan or a specific allowance may have already been established for the loan.  As a result of any modification as a TDR, the specific reserve associated with the loan may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.  No loans restructured in the twelve months prior to March 31, 2013 or December 31, 2012 have subsequently defaulted.

Note 4. Allowance for Loan Losses

The following table presents, as of March 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

March 31, 2013	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$117	$—	$—	$15	$132	$—	$132	$5,882	$—	$5,882
Land acquisition, development & commercial	811	—	—	34	845	—	845	21,934	3,203	18,731
Real estate:
Residential	725	(164)	—	232	793	137	656	69,757	635	69,122
Commercial	1,054	(88)	162	(66)	1,062	87	975	107,892	9,897	97,995
Commercial, Industrial & agricultural	459	(27)	—	(15)	417	—	417	43,763	1,098	42,665
Equity lines	386	—	1	(24)	363	—	363	19,465	—	19,465
Consumer	145	—	—	(11)	134	—	134	8,566	—	8,566
Unallocated	93	—	—	(40)	53	—	53	—	—	—
Total	$3,790	$(279)	$163	$125	$3,799	$224	$3,575	$277,259	$14,833	$262,426

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

Allowance for loan losses:

December 31, 2012	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$90	$—	$—	$27	$117	$—	$117	$5,036	$—	$5,036
Land acquisition, development & commercial	953	(519)	—	377	811	—	811	20,198	3,632	16,566
Real estate:
Residential	538	(151)	—	338	725	137	588	69,691	810	68,881
Commercial	1,314	(478)	18	200	1,054	71	983	109,302	10,157	99,145
Commercial, Industrial & agricultural	628	(71)	—	(98)	459	—	459	42,382	916	41,466
Equity lines	313	(393)	—	466	386	—	386	20,504	115	20,389
Consumer	143	(4)	1	5	145	—	145	7,824	—	7,824
Unallocated	—	—	—	93	93	—	93	—	—	—
Total	$3,979	$(1,616)	$19	$1,408	$3,790	$208	$3,582	$274,937	$15,630	$259,307

Loans by credit quality indicators as of March 31, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Doubtful Nonaccrual	Total

Construction loans:
Residential	$5,882	$—	$—	$—	$—	$5,882
Land acquisition, development & commercial	18,653	—	1,550	1,731	—	21,934
Real estate:
Residential	63,571	5,551	227	408	—	69,757
Commercial	101,868	2,459	3,565	—	—	107,892
Commercial, Industrial & agricultural	42,395	151	1,060	157	—	43,763
Equity lines	19,380	25	—	60	—	19,465
Consumer	8,566	—	—	—	—	8,566
Total	$260,315	$8,186	$6,402	$2,356	$—	$277,259

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Doubtful Nonaccrual	Total

Construction loans:
Residential	$5,036	$–	$–	$–	$—	$5,036
Land acquisition, development & commercial	16,479	–	1,963	1,756	—	20,198
Real estate:
Residential	63,299	5,581	229	582	—	69,691
Commercial	103,010	2,479	3,577	236	—	109,302
Commercial, Industrial & agricultural	41,313	131	938	–	—	42,382
Equity lines	20,364	25	–	115	—	20,504
Consumer	7,824	–	–	–	—	7,824
Total	$257,325	$8,216	$6,707	$2,689	$—	$274,937

At March 31, 2013 and December 31, 2012, the Company had no loans classified as Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the three months ended March 31, 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	627	—	627
Writedowns	—	—	—
Sales	(130)	5	(125)
Balance at the end of the year	$10,010	$(570)	$9,440

Changes in foreclosed properties for the three months ended March 31, 2012  were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Additions	—	—	—
Writedowns	—	—	—
Sales	(492)	137	(355)
Balance at the end of the year	$9,401	$(194)	$9,207

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2013 and December 31, 2012 were as follows:

(Dollars In Thousands)	March 31, 2013	December 31, 2012
Construction loans:
Residential	$587	$588
Land acquisition, development & commercial	3,467	3,591
Real estate:
Residential	546	182
Commercial	3,053	2,905
Commercial, Industrial & agricultural	1,164	1,164
Equity lines	623	508
	$9,440	$8,938

Note 6. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 437,690 shares of authorized common stock have been issued under the Plan and 112,310 shares of authorized common stock are available for issue under the Plan.  There are options for 437,690 shares granted currently outstanding as of March 31, 2013, of which, all options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant.  As of March 31, 2013, no options have been exercised. The Company recorded compensation expense of $7 thousand for the three months ended March 31, 2013 and $7 thousand for the three months ended March 31, 2012. The aggregate intrinsic value of outstanding stock options was $0 at March 31, 2013. The weighted average remaining contractual term of outstanding options was 3.12 years at March 31, 2013. No options were granted in the three months ended March 31, 2013 or 2012.

The Board of Directors adopted a Restricted Stock Plan (the Plan) in September 2009 whereby 120,000 shares of the Company’s authorized but unissued common stock was set aside to be granted by the Company’s Board of Directors at its discretion. The principal purpose of the Plan was to make shares available for issue to the executive officers of the Company and the Bank in payment of incentives earned under the Incentive Compensation Plan.

The restrictions attached to stock issued under the Plan provide for vesting over a five-year period. During the first quarter of 2013, the Company issued 7,781 shared of stock under the Plan, and in the same period of 2012, the Company issued 20,971 shares of stock under the Plan.

The remaining unamortized compensation expense for restricted stock was $136 thousand at March 31, 2013 and will be recognized over the next 4.9 years. All compensation expense for stock options has been recognized.

A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	25,896	$4.76	6,566	$7.16
Granted	7,781	5.98	20,971	4.20
Vested	(5,833)	5.03	(1,641)	7.16
Cancelled	–	–	–	–
Nonvested at end of year	27,844	$5.05	25,896	$4.76

Note 7. Fair Value Measurement

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

(Dollars In Thousands)		Carrying value at March 31, 2013
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$31,324		$31,324
Mortgaged-backed securities	20,206		20,206
Municipal securities	13,923		13,923
Derivative assets	34		34
Liabilities:
Derivative liabilities	$34		$34

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$29,842		$29,842
Mortgaged-backed securities	21,984		21,984
Municipal securities	11,640		11,640
Derivative assets	67		67
Liabilities:
Derivative liabilities	$67		$67

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and a specific reserve is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of any loss. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  If carried at market price based on a recent appraised value using observable market data, it is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraisal value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (OREO): The carrying amount of real estate owned by the Company resulting from foreclosures is estimated at the fair value of the real estate based on an observable market price or a current appraised value less selling costs. If carried at market price based on a recent appraised value using observable market data, it is recorded as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the real estate is further impaired below the appraised value or there is no observable market price, the Company records the real estate as nonrecurring Level 3.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

(Dollars In Thousands)		Carrying value at March 31, 2013
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$1,100		$52	$1,048
Other real estate owned	9,440		5,009	4,431

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$1,130		$62	$1,068
Other real estate owned	$8,938		4,382	4,556

At March 31, 2013 and December 31, 2012, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2013:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for March 31, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$1,048	Discounted appraised value	Selling cost	6%	-	10%
			Discount for lack of marketability and age of appraisal	0%	-	10%

Other real estate owned	$2,055	Discounted appraised value	Selling cost	6%	-	10%
			Discount for lack of marketability and age	0%	-	30%

	$2,376	Internal evaluations	Internal evaluations	10%	-	50%

The following table displays quantitative information about Level 3 Fair Value Measurements  for December 31, 2012:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$1,068	Discounted appraised value	Selling cost	6%	-	10%
			Discount for lack of marketability and age of appraisal	0%	-	10%

Other real estate owned	$2,177	Discounted appraised value	Selling cost	6%	-	10%
			Discount for lack of marketability and age	0%	-	30%

	$2,379	Internal evaluations	Internal evaluations	10%	-	50%

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At March 31, 2013 and December 31, 2012, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At March 31, 2013 and December 31, 2012, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at March 31, 2013 and December 31, 2012:

(Dollars In Thousands)		Fair value at March 31, 2013
Description	Carrying value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Approximate Fair Values
Financial assets
Cash and due from banks	$12,456	$12,456	$		$		$12,456
Federal funds sold	47	47					47
Securities available-for-sale	65,453			65,453			65,453
Restricted equity securities	2,358			2,358			2,358
Loans, net	273,460					275,310	275,310
Accrued income	1,563			1,563			1,563
Derivative assets	34			34			34
Financial liabilities
Total deposits	319,315	183,703		136,071			319,774
Short term borrowings	663	663					663
FHLB borrowings	19,000			19,797			19,797
Accrued interest payable	294			294			294
Derivative liabilities	34			34			34

(Dollars In Thousands)		Fair value at December 31, 2012
Description	Carrying value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Approximate Fair Values
Financial assets
Cash and due from banks	$9,812	$9,812	$		$		$9,812
Federal funds sold	196	196					196
Securities available-for-sale	63,466			63,466			63,466
Restricted equity securities	2,591			2,591			2,591
Loans, net	271,147					272,981	272,981
Accrued income	1,590			1,590			1,590
Derivative assets	67			67			67
Financial liabilities
Total deposits	309,997	175,325		135,128			310,453
Short term borrowings	216	216					216
FHLB borrowings	22,000			22,862			22,862
Accrued interest payable	332			332			332
Derivative liabilities	67			67			67

Note 8. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the three months ended March 31, 2013 were as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended March 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
In Thousands	(Unaudited)

Available for sale securities
Realized gain on sale of securities held for sale during the period	$2	Gain on sale of investment securities
	(1)	Income tax expense
	$1	Net income

There were no items not  reclassified in their entirety to net income for the three months ended March 31, 2012.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2012. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2012. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

Discussion of Operations

Three Months Ended March 31, 2013

Net income for the first quarter of 2013 totaled $525 thousand compared to $3.4 million for the same quarter last year.  Net income was less because 2012 included a one-time favorable adjustment of $2.9 million for the recognition of cumulative net deferred tax assets since inception through year end 2011. Net income before taxes was $787 thousand for the three months ended March 31, 2013, $129 thousand or 20% higher than the same period in 2012.  Favorable variances in net interest income, provision for loan losses, and noninterest income were partially offset by higher noninterest expense.  Net income available to common shareholders was $372 thousand or $0.11 per share for the first quarter of 2013.  Excluding the aforementioned impact ($.90 per share) of the recognition of prior year net deferred tax assets in 2012, net income available to common shareholders was $0.09 per share for the three months ended March 31, 2012.

Net interest income was $3.3 million for the first quarter of 2013, and approximated the previous quarter and was $202 thousand or 6.5% higher than the same quarter a year ago.  The tax equivalent net interest margin was 3.87%, 3.84%, and 3.77% for the three months ended, March 31, 2013, December 31, 2012, and March 31, 2012, respectively.  During 2012, the interest rate spread between earning assets and interest bearing liabilities was widened by lowering rates paid on interest bearing deposits to be more consistent with market rates and more in line with the lower rates on loans in the current low interest rate environment. The slowdown in the rate of increase in the margin reflects that with interest rates already at historically low rates, the lowering of interest rates paid on interest bearing deposits that occurred during 2012 did not continue into 2013. Interest rates are expected to remain at the current low levels through 2015, and will continue to compress the interest rate spread between earning assets and interest bearing liabilities.  Maturing time deposits will continue to reprice at lower rates in 2013 but to a lesser extent than 2012. The improvement in the margin that did occur from the 4th quarter of 2012 to the 1st quarter of 2013 was fueled by loan growth.  The company will continue to focus on growing earning assets and maintaining margins.

The provision for loan losses was $125 thousand for the three months ended March 31, 2013 compared to $190 thousand for the same period in 2012.  Recoveries of $163 thousand in the first quarter of 2013 on a loan written off in a prior year replenished the allowance for loan losses and lowered the amount of current year provision expense.

During the three months ended March 31, 2013, noninterest income totaled $317 thousand, $55 thousand or 21% higher than the same period in the prior year.   ATM and interchange income increased $27 thousand or 57% from the growth in the number of consumer deposit accounts.  Other income was up $26 thousand over the prior year due to title insurance fees and rents collected from the leasing of foreclosed properties.

Noninterest expense increased $193 thousand or 7.7% to $2.7 million for the three months ended on March 31, 2013, when compared to the same period in 2012.   Cost of living and merit increases, along with staff additions as the Company expanded mortgage operations, and fewer deferrals of loan origination costs resulted in higher salaries and employee benefits in the current year.  Of the $47 thousand increase in professional expenses over the same period as last year, $36 thousand was associated with legal fees incurred that resulted in the recovery of $163 thousand of a loan charged off in a prior year.  Expenses associated with other real estate were less in the first three months of 2013 compared to 2012.

Financial Condition

At March 31, 2013, the Company had total assets of $377 million compared to $370 million at December 31, 2012.   At March 31, 2013, assets were comprised principally of loans, cash and due from banks, and investment securities. The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

The attractiveness of yields on loans over investments which began in 2012 continues into 2013.  Loans increased $2.3 million or about 1% over year end 2012.  The rate of loan growth for the first three months of 2013 is expected to accelerate over the remaining months of 2013.  Securities available for sale rose $2.0 million or 3.1% to $65.5 million at March 31, 2013 since year end 2012

The Company’s liabilities at March 31, 2013 totaled $340 million compared to $334 million at December 31, 2012, an increase of $6.3 million or 1.9%.   Deposits rose $9.3 million or 3.0% since year end 2012.  Interest-bearing deposits accounted for $6.8 million of the increase.  The largest increases were in consumer interest-bearing deposits, fueled by maturing CD’s and a marketing campaign to attract new customers.  Noninterest-bearing deposits were up $2.6 million thousand from year end 2012 to March 31, 2013 due primarily to growth in commercial accounts.

At March 31, 2013 and December 31, 2012, the Company had stockholders’ equity of $36.9 million and $36.7 million, respectively, an increase of $224 thousand. The change in stockholders’ equity in the first three months of 2013 was mainly the result of net income of $372 thousand.  The increase was partially offset by the payment of $133 thousand of dividends on preferred stock, and a $175 thousand decrease in other comprehensive income resulting from a decrease in unrealized gains on securities available for sale.

Management believes the Company has sufficient capital to fund its operations. At March 31, 2013, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets.  There were no loans past due ninety days or more and still accruing interest at March 31, 2013 or December 31, 2012.   Nonaccrual loans totaled $2.4 million at March 31, 2013, compared to $2.7 million at December 31, 2012.

At March 31, 2013 and December 31, 2012 the Company had 3 loans classified as restructured loans totaling $6.5 million.   At March 31, 2013 all restructured loans were paying in accordance with their restructured terms.  No loans were restructured during the first quarter of 2013.

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2013 and December 31, 2012 are included in Note 5.

The activity in other real estate owned for the first three months of 2013 are included in Note 5.

Losses on sales of other real estate owned totaled $2 thousand for the first three months of 2013 and $3 thousand for 2012.  There were no writedowns of other real estate owned in the first three months of 2013 or 2012.

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

Specific loss reserves for loans individually evaluated for impairment totaled $224 thousand at March 31, 2013 compared to $208 thousand at December 31, 2012.  Impaired loans declined $797 thousand from $15.6 million at December 31, 2012 to $14.8 million at March 31, 2013.    Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $125 thousand in the first three months of 2013 compared to $190 thousand in 2012.   Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.37%, and 1.38% at March 31, 2013, and December 31, 2012, respectively.

The most recent economic activity report, dated April 17, 2013 from the Federal Reserve (the Beige Book), indicated that economic activity had expanded at a moderate pace since the previous Beige Book report, with all twelve Districts characterizing the pace of growth as either slight or moderate.  Most Districts noted increases in manufacturing activity since the previous report.  Particular strength was seen in industries tied to residential construction and automobiles.  Based on the Bureau of Labor Statistics data, unemployment rates for the Roanoke, VA Metropolitan Statistical Area (MSA) showed positive trends during 2012 and into 2013. Unemployment rates dropped from a January 2012 level of 6.4% to a December 2012 level of 5.7%. Preliminary data for March 2013 indicate an unemployment rate of 5.4%.

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

At March 31, 2013, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $63.2 million, compared to $54.2 million at year end 2012.

Lines of credit available to meet liquidity needs include: $17.5 million of federal funds lines of credit and $11.7 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of our total assets from the Federal Home Loan Bank subject to providing qualifying collateral.  The Company also has an $8 million guidance line of credit to borrow against securities.  The limit on this line is 15% of assets.   At March 31, 2013, there were no advances on these lines.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital (to Risk-Weighted Assets)
Consolidated	$39,255	13.8%	$22,744	8.0%	N/A	N/A
HomeTown Bank	$38,540	13.6%	$22,744	8.0%	$28,430	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$35,698	12.6%	$11,372	4.0%	N/A	N/A
HomeTown Bank	$34,983	12.3%	$11,372	4.0%	$17,058	6.0%
Tier I Capital (to Average Assets)
Consolidated	$35,698	9.6%	$11,372	4.0%	N/A	N/A
HomeTown Bank	$34,983	9.4%	$11,372	4.0%	$18,621	5.0%

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

At March 31, 2013 outstanding commitments to extend credit including letters of credit were $48.7 million. There are no commitments to extend credit on impaired loans.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company added Note 8 Reclassifications Out of Other Comprehensive Income.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013, and 2012;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 15, 2013	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 15, 2013	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK
FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013, and 2012;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.