Form 10-Q
period 2013-06-30
HomeTown Bankshares Corp
filed 2013-08-13
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013.

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

As of August 13, 2013, 3,270,299 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

In Thousands, Except Share and Per Share Data	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$27,665	$9,812
Federal funds sold	56	196
Securities available for sale, at fair value	59,406	63,466
Restricted equity securities, at cost	2,386	2,591
Loans, net of allowance for loan losses of $3,660 in 2013 and $3,790 in 2012	278,990	271,147
Property and equipment, net	10,756	9,754
Other real estate owned, net of valuation allowance of $703 in 2013 and $575 in 2012	8,440	8,938
Deferred tax asset, net	1,623	1,338
Accrued income	1,781	1,590
Other assets	758	1,619
Total assets	$391,861	$370,451

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$35,725	$32,627
Interest-bearing	285,960	277,370
Total deposits	321,685	309,997
Short term borrowings	361	216
Federal Home Loan Bank borrowings	19,000	22,000
Accrued interest payable	295	332
Other liabilities	1,026	1,187
Total liabilities	342,367	333,732

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $1.00 par value; Series A 10,000 shares and Series B 374 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	10,374	10,374
Preferred stock, no par value; Series C 14,000 shares authorized, issued and outstanding at June 30, 2013 and no shares at December 31, 2012	13,300	-
Discount on preferred stock	(102)	(142)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,270,299 (includes 27,846 restricted shares) at June 30, 2013, and 3,262,518 (includes 25,896 restricted shares) at December 31, 2012	16,351	16,167
Surplus	15,320	15,487
Retained deficit	(5,727)	(6,587)
Accumulated other comprehensive (loss) income	(22)	1,420
Total stockholders’ equity	49,494	36,719
Total liabilities and stockholders’ equity	$391,861	$370,451

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2013 and 2012

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
In Thousands, Except Share and Per Share Data	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,575	$3,431	$7,050	$6,809
Taxable investment securities	359	439	691	911
Nontaxable investment securities	40	9	63	12
Dividends on restricted stock	23	21	48	39
Other interest income	11	12	21	27
Total interest income	4,008	3,912	7,873	7,798

Interest expense:
Deposits	467	581	943	1,221
Preferred stock dividends	-	-	-	38
Other borrowed funds	93	97	187	212
Total interest expense	560	678	1,130	1,471
Net interest income	3,448	3,234	6,743	6,327

Provision for loan losses	-	1,088	125	1,278
Net interest income after provision for loan losses	3,448	2,146	6,618	5,049

Noninterest income:
Service charges on deposit accounts	82	64	150	138
ATM and interchange income	79	63	153	110
Mortgage loan brokerage fees	83	78	163	152
Gains on sales of investment securities	106	127	108	127
Other income	103	74	196	141
Total noninterest income	453	406	770	668

Noninterest expense:
Salaries and employee benefits	1,341	1,138	2,717	2,365
Occupancy and equipment expense	321	310	641	635
Data processing expense	94	168	285	335
Advertising and marketing expense	125	77	265	197
Professional fees	161	105	297	194
Bank franchise taxes	50	33	101	69
FDIC insurance expense	129	122	271	243
Loss on sales and writedowns of other real estate owned	349	32	351	35
Other real estate owned expense	49	72	101	177
Directors’ fees	57	61	110	117
Other expense	263	295	500	553
Total noninterest expense	2,939	2,413	5,639	4,920
Net income before income taxes	962	139	1,749	797
Income tax expense (benefit)	320	44	582	(2,658)
Net income	642	95	1,167	3,455
Effective dividends on preferred stock	134	134	267	267
Accretion of discount on preferred stock	20	18	40	37
Net income (loss) available to common shareholders	$488	$(57)	$860	$3,151
Basic earnings (loss) per common share	$0.15	$(0.02)	$0.26	$0.97
Diluted earnings (loss) per common share	$0.15	$(0.02)	$0.26	$0.97
Weighted average common shares outstanding	3,270,299	3,262,518	3,267,806	3,256,296
Diluted average common shares outstanding	3,344,145	3,262,518	3,304,933	3,256,296

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months ended June 30, 2013 and 2012

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$642	$95	$1,167	$3,455

Other comprehensive income (loss), net of deferred taxes
Net unrealized holding (losses) gains on securities available for sale during the period	(1,814)	480	(2,068)	798
Less: reclassification adjustment for gains included in net income	70	84	71	84
Net securities (losses) gains during the period	(1,884)	396	(2,139)	714
Deferred income tax benefit (expense) on unrealized holding (losses) gains on securities available for sale	653	(120)	734	(595)
Tax related to realized gain on securities sold	(36)	(43)	(37)	(43)
Total other comprehensive (loss) income	(1,267)	233	(1,442)	76
Comprehensive (loss) income	$(625)	$328	$(275)	$3,531

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

	For the Six Months Ended June 30,
In Thousands	2013	2012
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$1,167	$3,455
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	262	259
Provision for loan losses	125	1,278
Amortization of premium on securities, net	339	361
Loss on sales and writedowns of other real estate, net	351	35
Gains on sales of investment securities	(108)	(127)
Gains on disposals of fixed assets	(4)	-
Stock compensation expense	17	14
Changes in assets and liabilities:
Deferred tax asset, net	512	(2,926)
Accrued income	(191)	(53)
Other assets	798	(50)
Accrued interest payable	(37)	(36)
Other liabilities	(161)	113
Net cash flows provided by operating activities	3,070	2,323

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	140	(426)
Purchases of investment securities	(10,034)	(14,617)
Sales, maturities, and calls of available for sale securities	11,687	15,192
Redemption (purchase) of restricted equity securities, net	205	(49)
Net increase in loans	(9,581)	(13,903)
Proceeds from sales of other real estate	1,760	708
Purchases of property and equipment	(1,266)	(200)
Proceeds from disposals of property and equipment	6	-
Net cash flows used in investing activities	(7,083)	(13,295)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	3,098	5,636
Net increase in interest-bearing deposits	8,590	6,476
Net increase in short-term borrowings	145	16
Net decrease in long-term FHLB borrowings	(3,000)	-
Preferred stock issue, net	13,300	-
Preferred stock dividend payment	(267)	(1,067)
Net cash flows provided by financing activities	21,866	11,061
Net increase in cash and cash equivalents	17,853	89
Cash and cash equivalents, beginning	9,812	12,529
Cash and cash equivalents, ending	$27,665	$12,618

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,167	$1,507
Cash payments for income taxes	$30	$-

Supplemental disclosure of noncash investing activities:
Unrealized (loss) gain on securities available for sale	$(2,139)	$714
Transfer from loans to other real estate	$1,613	$69

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

Basis of Presentation

The consolidated financial statements as of June 30, 2013 and for the periods ended June 30, 2013 and 2012 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended June 30, 2013 are of a normal recurring nature. The first quarter of 2012 included the recognition of cumulative deferred tax assets. The amount of the net tax benefit recognized in the first quarter was a non-recurring, cumulative adjustment that included the net tax benefit generated from years prior to 2012. Management believes that all other interim adjustments for 2012 were of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of results for a full year.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary HomeTown Bank. All significant intercompany accounts and transactions associated with the Company’s wholly-owned subsidiary have been eliminated. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Our accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to the Form 10-K for these policies.

Beginning with the first quarter of 2013, the Company changed the methodology of how historical loss rates were analyzed in the calculation of the allowance for loan losses. The revised calculation and application of historical loss rates impacted the calculation of the allowance for loan losses. Under the former methodology, the previous two calendar years and an annualized current calendar year of losses were analyzed and applied to the loans collectively evaluated for impairment. The former calculation would have resulted in a total allocation of $1,990,000. Under the revised methodology, a rolling three years of losses are analyzed and applied to the loans collectively evaluated for impairment, resulting in an allocation of $2,116,000. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of June 30, 2013 and December 31, 2012, are as follows:

(Dollars In Thousands)	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$28,675	$599	$(240)	$29,034
Mortgage-backed securities	16,325	196	(147)	16,374
Municipal securities	14,439	281	(722)	13,998
	$59,439	$1,076	$(1,109)	$59,406

(Dollars In Thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$28,825	$1,049	$(32)	$29,842
Mortgage-backed securities	21,533	486	(35)	21,984
Municipal securities	10,965	698	(23)	11,640
	$61,323	$2,233	$(90)	$63,466

U.S. Government and federal agency securities. The unrealized losses on 13 of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Mortgage-backed securities. The unrealized losses in 7 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Municipal securities. The unrealized losses on the Company’s 21 investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

The following tables demonstrate the unrealized loss position of securities available for sale at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$6,429	$(234)	$1,614	$(6)	$8,043	$(240)
Mortgage-backed securities	5,488	(147)	-	-	5,488	(147)
Municipal securities	7,026	(699)	213	(23)	7,239	(722)
	$18,943	$(1,080)	$1,827	$(29)	$20,770	$(1,109)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$-	$-	$3,400	$(32)	$3,400	$(32)
Mortgage-backed securities	-	-	3,701	(35)	3,701	(35)
Municipal securities	-	-	1,595	(23)	1,595	(23)
	$-	$-	$8,696	$(90)	$8,696	$(90)

There were 41 debt securities with fair values totaling $20.8 million considered temporarily impaired at June 30, 2013.  As of June 30, 2013, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains on sales of securities of $108 thousand for the first six months of 2013 compared to $127 thousand for the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at June 30, 2013, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$-	$-
Over one through five years	594	605
Over five through ten years	13,962	14,105
Greater than 10 years	44,883	44,696
	$59,439	$59,406

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2013 and December 31, 2012 were as follows:

(Dollars In Thousands)	June 30, 2013	December 31, 2012
Construction loans:
Residential	$6,676	$5,036
Land acquisition, development & commercial	18,148	20,198
Real estate:
Residential	67,422	69,691
Commercial	124,176	109,302
Commercial, Industrial & agricultural	37,218	42,382
Equity lines	19,668	20,504
Consumer	9,342	7,824
Total	282,650	274,937
Less allowance for loan losses	(3,660)	(3,790)
Loans, net	$278,990	$271,147

The past due and nonaccrual status of loans as of June 30, 2013 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$-	$-	$-	$-	$6,676	$6,676	$-
Land acquisition, development & commercial	-	-	62	62	18,086	18,148	62
Real estate:
Residential	482	-	446	928	66,494	67,422	928
Commercial	-	-	-	-	124,176	124,176	-
Commercial, Industrial & agricultural	-	28	-	28	37,190	37,218	173
Equity lines	173	60	-	233	19,435	19,668	60
Consumer	-	4	-	4	9,338	9,342	-
Total	$655	$92	$508	$1,255	$281,395	$282,650	$1,223

The past due and nonaccrual status of loans as of December 31, 2012 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$-	$-	$-	$-	$5,036	$5,036	$-
Land acquisition, development & commercial	-	723	1,034	1,757	18,441	20,198	1,756
Real estate:
Residential	-	562	184	746	68,945	69,691	582
Commercial	-	-	236	236	109,066	109,302	236
Commercial, Industrial & agricultural	-	157	-	157	42,225	42,382	-
Equity lines	60	-	115	175	20,329	20,504	115
Consumer	-	-	-	-	7,824	7,824	-
Total	$60	$1,442	$1,569	$3,071	$271,866	$274,937	$2,689

There were no loans past due ninety days or more and still accruing at June 30, 2013 or December 31, 2012.

 Impaired loans and the related allowance at June 30, 2013, were as follows:

June 30, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	1,915	1,975	-	1,921	49
Real estate:
Residential	268	414	-	420	10
Commercial	9,377	9,376	-	9,393	243
Commercial, Industrial & agricultural	605	605	-	1,124	38
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with no allowance	$12,165	$12,370	$-	$12,858	$340

June 30, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real estate:
Residential	439	439	126	440	10
Commercial	-	-	-	-	-
Commercial, Industrial & agricultural	-	-	-	-	-
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$439	$439	$126	$440	$10

Impaired loans and the related allowance at December 31, 2012 were as follows:

December 31, 2012 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	3,632	3,692	-	3,647	187
Real estate:
Residential	611	611	-	611	23
Commercial	9,018	9,018	-	9,018	440
Commercial, Industrial & agricultural	916	916	-	916	33
Equity lines	115	439	-	115	-
Consumer	-	-	-	-	-
Total loans with no allowance	$14,292	$14,676	$-	$14,307	$683

December 31, 2012 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real estate:
Residential	199	199	137	199	13
Commercial	1,139	1,139	71	1,139	74
Commercial, Industrial & agricultural	-	-	-	-	-
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$1,338	$1,338	$208	$1,338	$87

Troubled Debt Restructurings

Included in certain loan categories are troubled debt restructurings (“TDRs”). At June 30, 2013 and at December 31, 2012, there were 3 loans classified as TDRs totaling $6.4 million and $6.5 million, respectively. One TDR was classified as a substandard non-accruing loan at June 30, 2013 and at the end of 2012. This loan was restructured in the twelve months ended June 30, 2013, and became past due in the quarter ended June 30, 2013. As a result of this default, a partial charge off of $145 thousand was recorded in the second quarter of 2013. The outstanding balance of this loan was $42 thousand and $199 thousand at June 30, 2013 and December 31, 2012, respectively. There was no valuation allowance related to total TDR’s at June 30, 2013. The valuation allowance related to total TDRs was $137 thousand at December 31, 2012.

For the six months ended June 30, 2013, no loans were modified as a TDR.

The following table presents by class of loan, information related to loans modified during the year ended December 31, 2012.

Loans modified as TDR's For the year ended December 31, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Construction loans:
Residential	-	$-	$-
Land acquisition, development & commercial	-	-	-
Real estate:	-	-	-
Residential	1	202	202
Commercial	-	-	-
Commercial, Industrial & agricultural	-	-	-
Equity lines	-	-	-
Consumer	-	-	-
Total Loans	1	$202	$202

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

Note 4. Allowance for Loan Losses

The following table presents, as of June 30, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

June 30, 2013	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$117	$-	$-	$20	$137	$-	$137	$6,676	$-	$6,676
Land acquisition, development & commercial	811	-	-	(312)	499	-	499	18,148	1,915	16,233
Real estate:
Residential	725	(446)	55	555	889	126	763	67,422	707	66,715
Commercial	1,054	(88)	251	19	1,236	-	1,236	124,176	9,377	114,799
Commercial, Industrial & agricultural	459	(27)	-	(153)	279	-	279	37,218	605	36,613
Equity lines	386	-	2	(90)	298	-	298	19,668	-	19,668
Consumer	145	(2)	-	(82)	61	-	61	9,342	-	9,342
Unallocated	93	-	-	168	261	-	261	-	-	-
Total	$3,790	$(563)	$308	$125	$3,660	$126	$3,534	$282,650	$12,604	$270,046

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2012	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$90	$-	$-	$27	$117	$-	$117	$5,036	$-	$5,036
Land acquisition, development & commercial	953	(519)	-	377	811	-	811	20,198	3,632	16,566
Real estate:
Residential	538	(151)	-	338	725	137	588	69,691	810	68,881
Commercial	1,314	(478)	18	200	1,054	71	983	109,302	10,157	99,145
Commercial, Industrial & agricultural	628	(71)	-	(98)	459	-	459	42,382	916	41,466
Equity lines	313	(393)	-	466	386	-	386	20,504	115	20,389
Consumer	143	(4)	1	5	145	-	145	7,824	-	7,824
Unallocated	-	-	-	93	93	-	93	-	-	-
Total	$3,979	$(1,616)	$19	$1,408	$3,790	$208	$3,582	$274,937	$15,630	$259,307

Loans by credit quality indicators as of June 30, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total

Construction loans:
Residential	$6,676	$-	$-	$-	$6,676
Land acquisition, development & commercial	16,536	-	1,550	62	18,148
Real estate:
Residential	61,864	4,404	226	928	67,422
Commercial	118,681	2,439	3,056	-	124,176
Commercial, Industrial & agricultural	36,382	114	549	173	37,218
Equity lines	19,608	-	-	60	19,668
Consumer	9,342	-	-	-	9,342
Total	$269,089	$6,957	$5,381	$1,223	$282,650

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total

Construction loans:
Residential	$5,036	$-	$-	$-	$5,036
Land acquisition, development & commercial	16,479	-	1,963	1,756	20,198
Real estate:
Residential	63,299	5,581	229	582	69,691
Commercial	103,010	2,479	3,577	236	109,302
Commercial, Industrial & agricultural	41,313	131	938	-	42,382
Equity lines	20,364	25	-	115	20,504
Consumer	7,824	-	-	-	7,824
Total	$257,325	$8,216	$6,707	$2,689	$274,937

At June 30, 2013 and December 31, 2012, the Company had no loans classified as Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the six months ended June 30, 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	1,613	-	1,613
Writedowns	-	(351)	(351)
Sales	(1,983)	223	(1,760)
Balance at the end of period	$9,143	$(703)	$8,440

Changes in foreclosed properties for the six months ended June 30, 2012 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Additions	69	-	69
Writedowns	-	-	-
Sales	(918)	175	(743)
Balance at the end of period	$9,044	$(156)	$8,888

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2013 and December 31, 2012 were as follows:

(Dollars In Thousands)	June 30, 2013	December 31, 2012
Construction loans:
Residential	$-	$588
Land acquisition, development & commercial	4,331	3,591
Real estate:
Residential	-	182
Commercial	2,663	2,905
Commercial, Industrial & agricultural	1,164	1,164
Equity lines	282	508
	$8,440	$8,938

Note 6. Stock Based Compensation

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 435,710 shares of authorized common stock have been issued under the Plan and 114,290 shares of authorized common stock are available for issue under the Plan. There are options for 435,710 shares granted currently outstanding as of June 30, 2013, of which, all options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant.  As of June 30, 2013, no options have been exercised. The Company recorded compensation expense of $17 thousand for the six months ended June 30, 2013 and $14 thousand for the six months ended June 30, 2012. The aggregate intrinsic value of outstanding stock options was $0 at June 30, 2013. The weighted average remaining contractual term of outstanding options was 2.87 years at June 30, 2013. No options were granted in the six months ended June 30, 2013 or 2012.

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

The restrictions attached to stock issued under the Plan provide for vesting over a five-year period. During the first quarter of 2013, the Company issued 7,781 shares of stock under the Plan, and in the same period of 2012, the Company issued 20,971 shares of stock under the Plan. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the six months ended June 30, 2013		For the six months ended June 30, 2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	25,896	$4.76	6,566	$7.16
Granted	7,781	5.98	20,971	4.20
Vested	(5,831)	5.03	(1,641)	7.16
Cancelled	-	-	-	-
Nonvested at the end of the period	27,846	$5.05	25,896	$4.76

The remaining unamortized compensation expense for restricted stock was $126 thousand at June 30, 2013 and will be recognized over the next 4.67 years. All compensation expense for stock options has been recognized.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

(Dollars In Thousands)		Carrying value at June 30, 2013
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$29,034		$29,034
Mortgaged-backed securities	16,374		16,374
Municipal securities	13,998		13,998

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$29,842		$29,842
Mortgaged-backed securities	21,984		21,984
Municipal securities	11,640		11,640
Derivative assets	67		67
Liabilities:
Derivative liabilities	$67		$67

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012.

(Dollars In Thousands)		Carrying value at June 30, 2013
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$313	$-	$-	$313
Other real estate owned, net of valuation allowance	8,440	-	6,447	1,993

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$1,130	$-	$62	$1,068
Other real estate owned, net of valuation allowance	$8,938	-	4,382	4,556

At June 30, 2013 and December 31, 2012, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following tables display quantitative information about Level 3 Fair Value Measurements for June 30, 2013 and December 31, 2012:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for June 30, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$313	Discounted appraised value	Selling cost	10%	-	10%	(10%)
			Discount for lack of marketability and age of appraisal	41%	-	41%	(41%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age	4%	-	4%	(4%)

	$535	Internal evaluations	Internal evaluations	0%	-	31%	(4%)

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$1,068	Discounted appraised value	Selling cost	6%	-	10%	(10%)
			Discount for lack of marketability and age of appraisal	0%	-	10%	(7%)

Other real estate owned	$2,177	Discounted appraised value	Selling cost	6%	-	10%	(10%)
			Discount for lack of marketability and age	0%	-	30%	(1%)

	$2,379	Internal evaluations	Internal evaluations	10%	-	50%	(13%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At June 30, 2013 and December 31, 2012, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At June 30, 2013 and December 31, 2012, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at June 30, 2013 and December 31, 2012:

(Dollars In Thousands)		Fair value at June 30, 2013
Description	Carrying value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$27,665	$27,665			$27,665
Federal funds sold	56	56			56
Securities available-for-sale	59,406		59,406		59,406
Restricted equity securities	2,386		2,386		2,386
Loans, net	278,990			280,877	280,877
Accrued income	1,781		1,781		1,781
Financial liabilities
Total deposits	321,685	191,955	130,169		322,124
Short term borrowings	361	361			361
FHLB borrowings	19,000		19,613		19,613
Accrued interest payable	295		295		295

(Dollars In Thousands)		Fair value at December 31, 2012
Description	Carrying value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$9,812	$9,812			$9,812
Federal funds sold	196	196			196
Securities available-for-sale	63,466		63,466		63,466
Restricted equity securities	2,591		2,591		2,591
Loans, net	271,147			272,981	272,981
Accrued income	1,590		1,590		1,590
Derivative assets	67		67		67
Financial liabilities
Total deposits	309,997	175,325	135,128		310,453
Short term borrowings	216	216			216
FHLB borrowings	22,000		22,862		22,862
Accrued interest payable	332		332		332
Derivative liabilities	67		67		67

Note 8. Capital Transaction

On June 28, 2013 HomeTown Bankshares Corporation completed a $14,000,000 private placement of its convertible preferred stock. Pursuant to the terms of the Private Placement Memorandum, dated April 17, 2013, the Company sold 14,000 shares of its 6.0% Series C NonCumulative Perpetual Convertible Preferred Stock at a price of $1,000 per share. The convertible preferred stock pays quarterly dividends equivalent to six percent (6%) per annum, and is convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment.

The Company plans to use the net proceeds from this offering to redeem the $10,374,000 of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B and to support future growth and for general corporate purposes.

Note 9. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the six months ended June 30, 2013 and 2012 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
In Thousands	2013	2012
	(Unaudited)	(Unaudited)
Available for sale securities
Realized gain on sale of securities held for sale during the period	$108	$127	Gain on sale of investment securities
	37	43	Income tax expense
	$71	$84	Net income

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

Discussion of Operations

Six Months Ended June 30, 2013

Net income for the first half of 2013 was $1.2 million or $0.26 per diluted common share compared to $3.5 million or $0.97 per diluted common share for same period last year. Net income was less because 2012 included a one-time favorable adjustment of $2.9 million or $0.90 per diluted share for the recognition of cumulative net deferred tax assets since inception through year end 2011. Net income before taxes was $1.7 million for the six months ended June 30, 2013, $952 thousand higher than the same period in 2012. Favorable variances in net interest income, provision for loan losses, and noninterest income were partially offset by higher noninterest expense.

Net interest income for the six months ended June 30, 2013 totaled $6.7 million, an increase of $416 thousand or 6.6% over last year. Higher net interest income resulted from a higher volume of earning assets and an improved margin. Average earning assets were $350 million for the six months ended June 30, 2013 compared to $333 million for the same period last year. The $17 million increase in average earning assets is the primary reason for the increase in net interest income for 2013 compared to 2012. This increase in the volume of earning assets was partially offset by a reduction in the tax equivalent yield on earning assets from 4.71% in 2012 to 4.55% in 2013.

Growth in average loans outstanding accounted for most of the increase in earning assets and was funded primarily by reductions in average available for sale securities of $8 million and increases in average non-interest bearing deposits of $6 million and average interest bearing liabilities of $3 million. These actions resulted in a tax equivalent net interest margin of 3.90% for the first half of 2013, 8 basis points higher than the 3.82% for the first half of 2012. The improved margin resulted primarily from the cost of interest bearing deposits falling 4 basis points more than the yield on interest earning assets. During the 2012, the interest rates paid on interest bearing deposits were lowered to be more consistent with market rates and more in line with the lower rates on loans in the relatively low interest rate environment.

Interest rates have been slightly more volatile in recent weeks as the markets have looked for signs from the Federal Reserve on the timing of when they will begin tapering the bond purchase program which has held interest rates low in an attempt to promote economic growth. This action by the Federal Reserve was effective in lowering interest rates and to counter the resulting low rates on investment securities we channeled cash flow from the investment portfolio into the loan portfolio at higher rates. This shift in the composition of earning assets from investment securities to loans contributed to the improvement in the net interest margin in 2013 compared to 2012. Interest rates increased at the end of the second quarter and we will evaluate this strategy going forward as yields available on investment securities are now higher than they have been in over a year.

The provision for loan losses was $125 thousand for the first half of 2013 compared to $1.3 million for the same period in 2012. Recoveries of $308 thousand during the first six months of 2013 replenished the allowance for loan losses and lowered the amount of current year provision expense. Improvements in loan quality also contributed to a lower provision. The allowance for loan losses as a percent of nonaccrual loans was 299.3% at the end of the second quarter of 2013 compared to 122.8% at the end of the same quarter a year ago. The favorable change in this ratio resulted from a reduction in nonaccrual loans from $3.3 million at June 30, 2012 to $1.2 million at June 30, 2013.

During the six months ended June 30, 2013, noninterest income totaled $770 thousand, $102 thousand or 15% higher than the same period in the prior year.  ATM and interchange income increased $43 thousand or 39% from the growth in the number of deposit accounts.  Other income was up $55 thousand over the prior year due to title insurance fees and rents collected from the leasing of foreclosed properties.

Noninterest expense increased $719 thousand or 15% to $5.6 million for the six months ended on June 30, 2013, when compared to the same period in 2012.  Due to the Company’s improved financial performance in 2013 compared to 2012, employee incentive plan awards were resumed resulting in higher incentive plan expense compared to 2012. Cost of living and merit increases along with staff additions as the Company expanded mortgage and brokerage operations, and fewer deferrals of loan origination costs further contributed to higher salaries and employee benefits in the current year. The first six months of 2013 included $351 for net losses on sales and writedowns of other real estate owned compared to $35 thousand in the prior year. Of the $351 thousand in 2013, $321 thousand was related to the writedowns of two properties as the result of new appraisals. Of the $103 thousand increase in professional fees over the same period as last year, over $50 thousand was associated with legal fees incurred that resulted in the recovery of $163 thousand of a loan charged off in a prior year, and the full recovery of $88 thousand for a loan charged off this year.

Three Months Ended June 30, 2013

Net income for the second quarter of 2013 totaled $642 thousand or $0.15 per diluted common share compared to $95 thousand or a loss of ($0.02) per diluted common share for the same quarter last year.   Favorable variances in net interest income, provision for loan losses, and noninterest income were partially offset by higher noninterest expense and income tax expense.

Net interest income was $3.4 million for the second quarter of 2013, $153 thousand over the $3.3 million earned in the previous quarter, and $214 thousand or 6.6% higher than the same quarter a year ago. The tax equivalent net interest margin was 3.93%, 3.82%, and 3.86% for the three months ended, June 30, 2013, December 31, 2012, and June 30, 2012, respectively. During 2012, the interest rate spread between earning assets and interest bearing liabilities was widened by lowering rates paid on interest bearing deposits to be more consistent with market rates and more in line with the lower rates on loans in the current low interest rate environment. Rates paid on interest bearing deposits are now at or below in some cases market rates and further reduction in the cost of deposit funding is not anticipated.

Interest rates are expected to remain at the current low levels for some time, and will continue to compress the interest rate spread between earning assets and interest bearing liabilities. Maturing time deposits will continue to reprice at lower rates in 2013 but to a lesser extent than 2012.

The improvement in the margin that did occur from the 4th quarter of 2012 to the 2nd quarter of 2013 was fueled by loan growth and increased non-interest bearing deposits that helped lower the cost of funding. In addition, shifting the earning asset mix from investment securities to loans was a contributing factor in improving the net interest margin as cash flow from the investment portfolio was able to be invested in higher yielding loans. The company will continue to focus on growing earning assets and maintaining margins. The recent increase in interest rates at the end of the quarter should provide for improved yields in investment securities however, loan interest rates have not reacted as yet to this increase and we do not expect that they will for the foreseeable future.

No provision for loan losses was recorded for the three months ended June 30, 2013 compared to $1.1 million for the same period in 2012. The higher provision last year resulted from the replenishment of the allowance after net charge-offs of $1.2 million were recorded in the second quarter of 2012, compared to net charge-offs of $139 thousand in the second quarter of the current year.

During the three months ended June 30, 2013, noninterest income totaled $453 thousand, $47 thousand or 12% higher than the same period in the prior year.  Service charges on deposit accounts for the second quarter of 2013 were up $18 thousand over the same quarter a year ago, due primarily to higher net NSF fees. ATM and interchange income increased $16 thousand over the second quarter of 2012. The increase in fees resulted from the growth in the number of deposit accounts.  Other income was up $29 thousand over the prior year due to fees generated by the expansion of the loan portfolio and rents collected from the leasing of foreclosed properties.

Noninterest expense increased $526 thousand or 22% to $2.9 million for the three months ended on June 30, 2013, when compared to the same period in 2012.   Cost of living and merit increases along with staff additions as the Company expanded mortgage operations and securities brokerage, and fewer deferrals of loan origination costs resulted in higher salaries and employee benefits in the current period. Of the $56 thousand increase in professional over the same period as last year, $36 thousand was associated with legal fees incurred that resulted in the recovery of $163 thousand of a loan charged off in a prior year. In the second quarter of 2013 $349 thousand was written off from other real estate owned compared to $32 thousand in 2012 as a result of new appraisals obtained on two properties. Expenses associated with other real estate were $23 thousand less in the second quarter of 2013 compared to 2012.

Financial Condition

At June 30, 2013, the Company had total assets of $392 million compared to $370 million at December 31, 2012.   At June 30, 2013, assets were comprised principally of loans, cash and due from banks, and investment securities. The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Cash and due from banks increased $18 million from December 31, 2012 to June 30, 2013 primarily due to $14 million in capital from the issuance of the Company’s Series C Preferred Stock that closed on June 28, 2013. The more attractive yields available on loans over investments which began in 2012 continue into 2013. Total loans increased $7.7 million or about 3% since year end 2012, funded primarily by a $4 million reduction in available for sale securities over the same period. The rate of loan growth for the first six months of 2013 is expected to continue or increase slightly over the remaining months of 2013.

The Company’s liabilities at June 30, 2013 totaled $342 million compared to $334 million at December 31, 2012, an increase of $8.6 million or 2.6%.   Deposits rose $11.7 million or 3.8% since year end 2012. Interest-bearing deposits accounted for $8.6 million of the increase. The largest increases were in consumer interest-bearing deposits, fueled by maturing CD’s and a marketing campaign to attract new customers. Noninterest-bearing deposits were up $3.1 million from year end 2012 to June 30, 2013 due primarily to growth in commercial accounts.

At June 30, 2013 and December 31, 2012, the Company had stockholders’ equity of $49.5 million and $36.7 million, respectively, an increase of $12.8 million. The change in stockholders’ equity in 2013 was due to the Company’s issuance of $14 million of Series C Preferred Stock and the result of net income of $1.2 million.  The increase was partially offset by the payment of $267 thousand of dividends on preferred stock, and a $1.4 million decrease in other comprehensive income resulting from a decrease in unrealized gains on securities available for sale.

Management believes the Company has sufficient capital to fund its operations. At June 30, 2013, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

 Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets.  Nonperforming assets decreased $2.1 million from year end 2012 to June 30, 2013. There were no loans past due ninety days or more and still accruing interest at June 30, 2013 or December 31, 2012.   Nonaccrual loans decreased $1.5 million since year end 2012 to $1.2 million at June 30, 2013, largely as the result of the collateral of one large loan being foreclosed and $1.0 million moved to other real estate owned. Seven foreclosed properties have been sold through June 30, 2013 reducing other real estate, net by $1.7 million. The activity in other real estate owned for the first six months of 2013 are included in Note 5.

At June 30, 2013 and December 31, 2012 the Company had 3 loans classified as restructured loans totaling $6.4 million and $6.5 million, respectively. A partial charge-off of one of the loans accounted for most of the decrease since year end 2012. No loans were restructured during the first half of 2013.

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

Specific loss reserves for loans individually evaluated for impairment totaled $126 thousand at June 30, 2013 compared to $208 thousand at December 31, 2012.  Impaired loans declined $3.0 million from $15.6 million at December 31, 2012 to $12.6 million at June 30, 2013.    Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $125 thousand in the first six months of 2013.   Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.29%, and 1.38% at June 30, 2013, and December 31, 2012, respectively.

The most recent economic activity report, dated July 17, 2013 from the Federal Reserve (the Beige Book), indicated that economic activity had expanded at a modest to moderate pace since the previous Beige Book report. Based on July 2013 economic updates of the Federal Reserve Bank’s Fifth District, residential real estate reports were indicative of continued stabilization in the housing market and the value of the collateral. New residential permitting activity in the Fifth District expanded 8.9% in May and 3% over the year. Housing starts also increased, rising 23.3% in the month and 11.8% since May 2012. Home prices in the District were up 2% in April and 6.2% over the year. Home values appreciated in every Fifth District jurisdiction in the month and since April 2012.

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

At June 30, 2013, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $106.2 million, compared to $54.2 million at year end 2012.

Lines of credit available to meet liquidity needs include: $19.0 million of federal funds lines of credit and $11.7 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of our total assets from the Federal Home Loan Bank subject to providing qualifying collateral.  The Company also has an $8 million guidance line of credit to borrow against securities.  The limit on this line is 15% of assets. At June 30, 2013, there were no advances on these lines.

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

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital (to Risk-Weighted Assets)
Consolidated	$53,176	18.1%	$23,546	8.0%	N/A	N/A
HomeTown Bank	$40,687	13.8%	$23,546	8.0%	$29,432	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$49,516	16.8%	$11,773	4.0%	N/A	N/A
HomeTown Bank	$37,027	12.6%	$11,773	4.0%	$17,659	6.0%
Tier I Capital (to Average Assets)
Consolidated	$49,516	12.9%	$15,301	4.0%	N/A	N/A
HomeTown Bank	$37,027	9.7%	$15,301	4.0%	$19,126	5.0%

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

At June 30, 2013 outstanding commitments to extend credit including letters of credit were $57.2 million. There are no commitments to extend credit on impaired loans.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2013 HomeTown Bankshares Corporation completed a $14,000,000 private placement of its convertible preferred stock. Pursuant to the terms of the Private Placement Memorandum, dated April 17, 2013, the Company sold 14,000 shares of its 6.0% Series C NonCumulative Perpetual Convertible Preferred Stock at a price of $1,000 per share. The convertible preferred stock pays quarterly dividends equivalent to six percent (6%) per annum, and is convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013, and 2012;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 13, 2013	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 13, 2013	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013, and 2012;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.