Form 10-Q
period 2013-09-30
HomeTown Bankshares Corp
filed 2013-11-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013.

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

As of November 14, 2013, 3,270,299 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

  HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

In Thousands, Except Share and Per Share Data	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$14,464	$9,812
Federal funds sold	1,420	196
Securities available for sale, at fair value	59,609	63,466
Restricted equity securities, at cost	2,414	2,591
Loans, net of allowance for loan losses of $3,684 in 2013 and $3,790 in 2012	283,640	271,147
Property and equipment, net	11,371	9,754
Other real estate owned, net of valuation allowance of $703 in 2013 and $575 in 2012	8,400	8,938
Deferred tax asset, net	1,388	1,338
Accrued income	1,781	1,590
Other assets	565	1,619
Total assets	$385,052	$370,451

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$43,363	$32,627
Interest-bearing	282,005	277,370
Total deposits	325,368	309,997
Short term borrowings	522	216
Federal Home Loan Bank borrowings	19,000	22,000
Accrued interest payable	309	332
Other liabilities	615	1,187
Total liabilities	345,814	333,732

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, no par value; Series A 10,000 shares and Series B 374 shares authorized, issued and outstanding at December 31, 2012	-	10,374
Preferred stock, no par value; Series C 14,000 shares authorized, issued and outstanding at September 30, 2013 and no shares at December 31, 2012	13,300	-
Discount on preferred stock	-	(142)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,270,299 (includes 27,846 restricted shares) at September 30, 2013, and 3,262,518 (includes 25,896 restricted shares) at December 31, 2012	16,351	16,167
Surplus	15,330	15,487
Retained deficit	(5,427)	(6,587)
Accumulated other comprehensive (loss) income	(316)	1,420
Total stockholders’ equity	39,238	36,719
Total liabilities and stockholders’ equity	$385,052	$370,451

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2013 and 2012

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
In Thousands, Except Share and Per Share Data
Interest income:
Loans and fees on loans	$3,637	$3,471	$10,687	$10,280
Taxable investment securities	288	371	979	1,282
Nontaxable investment securities	58	18	121	30
Dividends on restricted stock	25	25	73	64
Other interest income	12	11	33	38
Total interest income	4,020	3,896	11,893	11,694

Interest expense:
Deposits	459	558	1,402	1,779
Preferred stock dividends	-	-	-	38
Other borrowed funds	94	94	281	306
Total interest expense	553	652	1,683	2,123
Net interest income	3,467	3,244	10,210	9,571

Provision for loan losses	-	130	125	1,408
Net interest income after provision for loan losses	3,467	3,114	10,085	8,163

Noninterest income:
Service charges on deposit accounts	77	68	227	206
ATM and interchange income	80	55	233	165
Mortgage loan brokerage fees	62	110	225	262
Gains on sales of investment securities	8	-	116	127
Other income	91	78	287	219
Total noninterest income	318	311	1,088	979

Noninterest expense:
Salaries and employee benefits	1,355	1,264	4,072	3,629
Occupancy and equipment expense	331	307	972	942
Data processing expense	152	171	437	506
Advertising and marketing expense	99	100	364	297
Professional fees	58	77	355	271
Bank franchise taxes	51	34	152	103
FDIC insurance expense	128	126	399	369
Gains, losses on sales and writedowns of other real estate owned, net	-	111	351	146
Other real estate owned expense	91	72	192	249
Directors’ fees	52	51	162	168
Other expense	320	236	820	789
Total noninterest expense	2,637	2,549	8,276	7,469
Net income before income taxes	1,148	876	2,897	1,673
Income tax expense (benefit)	376	292	958	(2,366)
Net income	772	584	1,939	4,039
Effective dividends on preferred stock	372	133	639	400
Accretion of discount on preferred stock	102	19	142	56
Net income available to common stockholders	$298	$432	$1,158	$3,583
Basic earnings per common share	$0.09	$0.13	$0.35	$1.10
Diluted earnings per common share	$0.09	$0.13	$0.33	$1.10
Weighted average common shares outstanding	3,270,299	3,262,518	3,268,646	3,258,385
Diluted average common shares outstanding	5,510,299	3,262,518	4,048,133	3,258,385

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Comprehensive Income

For the Three and Nine Months ended September 30, 2013 and 2012

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$772	$584	$1,939	$4,039

Other comprehensive (loss) income, net of deferred taxes
Net unrealized holding (losses) gains on securities available for sale during the period	(438)	416	(2,505)	1,213
Less: reclassification adjustment for gains included in net income, net of tax	5	-	77	84
Net securities (losses) gains during the period	(443)	416	(2,582)	1,129
Deferred income tax benefit (expense) on unrealized holding (losses) gains on securities available for sale	152	(142)	885	(736)
Tax expense related to realized gains on securities sold	(3)	-	(39)	(43)
Total other comprehensive (loss) income	(294)	274	(1,736)	350
Comprehensive income	$478	$858	$203	$4,389

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

	For the Nine Months Ended September 30,
In Thousands	2013	2012
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$1,939	$4,039
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	391	382
Provision for loan losses	125	1,408
Amortization of premium on securities, net	519	572
Gains, losses on sales and writedowns of other real estate, net	351	146
Gains on sales of investment securities	(116)	(127)
Gains on disposals of fixed assets	(7)	-
Stock compensation expense	29	21
Changes in assets and liabilities:
Deferred tax asset, net	835	(2,926)
Accrued income	(191)	(99)
Other assets	1,054	267
Accrued interest payable	(23)	(53)
Other liabilities	(572)	391
Net cash flows provided by operating activities	4,334	4,021

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(1,224)	8,813
Purchases of investment securities	(16,684)	(17,604)
Sales, maturities, and calls of available for sale securities	17,517	20,663
Redemption (purchase) of restricted equity securities, net	177	(28)
Net increase in loans	(14,231)	(20,812)
Proceeds from sales of other real estate	1,800	967
Purchases of property and equipment	(2,010)	(471)
Proceeds from disposals of property and equipment	9	-
Net cash flows used in investing activities	(14,646)	(8,472)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	10,736	7,844
Net increase (decrease) in interest-bearing deposits	4,635	(3,891)
Net increase in short-term borrowings	306	218
Net decrease in long-term FHLB borrowings	(3,000)	-
Preferred stock issue, net	13,300	-
Preferred stock redeemed	(10,374)
Preferred stock dividend payment	(639)	(1,200)
Net cash flows provided by financing activities	14,964	2,971
Net increase (decrease) in cash and cash equivalents	4,652	(1,480)
Cash and cash equivalents, beginning	9,812	12,529
Cash and cash equivalents, ending	$14,464	$11,049

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,706	$2,176
Cash payments for income taxes	$38	$23

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate	$1,613	$1,641

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

Basis of Presentation

The consolidated financial statements as of September 30, 2013 and for the periods ended September 30, 2013 and 2012 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended September 30, 2013 are of a normal recurring nature. The first quarter of 2012 included the recognition of cumulative deferred tax assets. The amount of the net tax benefit recognized in the first quarter was a non-recurring, cumulative adjustment that included the net tax benefit generated from years prior to 2012. Management believes that all other interim adjustments for 2012 were of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of results for a full year.

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

Beginning with the first quarter of 2013, the Company changed the methodology of how historical loss rates were analyzed in the calculation of the allowance for loan losses. The revised calculation and application of historical loss rates impacted the calculation of the allowance for loan losses. Under the former methodology, the previous two calendar years and an annualized current calendar year of losses were analyzed and applied to the loans collectively evaluated for impairment. The former calculation would have resulted in a total allocation of $2,158,000. Under the revised methodology, a rolling three years of losses are analyzed and applied to the loans collectively evaluated for impairment, resulting in an allocation of $1,965,000. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period.

Note 2. Investment Securities

The amortized cost and fair value of securities available for sale as of September 30, 2013 and December 31, 2012, are as follows:

(Dollars In Thousands)	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$27,437	$352	$(372)	$27,417
Mortgage-backed securities	16,277	195	(136)	16,336
Municipal securities	16,373	123	(640)	15,856
	$60,087	$670	$(1,148)	$59,609

(Dollars In Thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$28,825	$1,049	$(32)	$29,842
Mortgage-backed securities	21,533	486	(35)	21,984
Municipal securities	10,965	698	(23)	11,640
	$61,323	$2,233	$(90)	$63,466

U.S. Government and federal agency securities. The unrealized losses on 16 of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Mortgage-backed securities. The unrealized losses on 9 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Municipal securities. The unrealized losses on 31 of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

The following tables demonstrate the unrealized loss position of securities available for sale at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$9,192	$(366)	$996	$(6)	$10,188	$(372)
Mortgage-backed securities	6,419	(128)	507	(8)	6,926	(136)
Municipal securities	10,884	(621)	216	(19)	11,100	(640)
	$26,495	$(1,115)	$1,719	$(33)	$28,214	$(1,148)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$-	$-	$3,400	$(32)	$3,400	$(32)
Mortgage-backed securities	-	-	3,701	(35)	3,701	(35)
Municipal securities	-	-	1,595	(23)	1,595	(23)
	$-	$-	$8,696	$(90)	$8,696	$(90)

There were 56 debt securities with fair values totaling $28.2 million considered temporarily impaired at September 30, 2013.  As of September 30, 2013, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains on sales of securities of $116 thousand for the first nine months of 2013 compared to $127 thousand for the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at September 30, 2013, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$-	$-
Over one through five years	790	802
Over five through ten years	9,917	9,859
Greater than 10 years	49,380	48,948
	$60,087	$59,609

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2013 and December 31, 2012 were as follows:

(Dollars In Thousands)	September 30, 2013	December 31, 2012
Construction loans:
Residential	$6,804	$5,036
Land acquisition, development & commercial	20,120	20,198
Real estate:
Residential	68,733	69,691
Commercial	124,585	109,302
Commercial, industrial & agricultural	38,656	42,382
Equity lines	19,409	20,504
Consumer	9,017	7,824
Total	287,324	274,937
Less allowance for loan losses	(3,684)	(3,790)
Loans, net	$283,640	$271,147

The past due and nonaccrual status of loans as of September 30, 2013 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$-	$-	$-	$-	$6,804	$6,804	$-
Land acquisition, development & commercial	-	-	-	-	20,120	20,120	-
Real estate:
Residential	173	-	520	693	68,040	68,733	520
Commercial	862	-	-	862	123,723	124,585	-
Commercial, industrial & agricultural	99	46	27	172	38,484	38,656	183
Equity lines	98	-	-	98	19,311	19,409	59
Consumer	39	-	-	39	8,978	9,017	39
Total	$1,271	$46	$547	$1,864	$285,460	$287,324	$801

The past due and nonaccrual status of loans as of December 31, 2012 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$-	$-	$-	$-	$5,036	$5,036	$-
Land acquisition, development & commercial	-	723	1,034	1,757	18,441	20,198	1,756
Real estate:
Residential	-	562	184	746	68,945	69,691	582
Commercial	-	-	236	236	109,066	109,302	236
Commercial, industrial & agricultural	-	157	-	157	42,225	42,382	-
Equity lines	60	-	115	175	20,329	20,504	115
Consumer	-	-	-	-	7,824	7,824	-
Total	$60	$1,442	$1,569	$3,071	$271,866	$274,937	$2,689

There were no loans past due ninety days or more and still accruing at September 30, 2013 or December 31, 2012.

 Impaired loans and the related allowance at September 30, 2013, were as follows:

September 30, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	1,550	1,550	-	1,550	56
Real estate:
Residential	225	225	-	226	7
Commercial	9,341	9,341	-	9,383	353
Commercial, industrial & agricultural	283	283	-	885	43
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with no allowance	$11,399	$11,399	$-	$12,044	$459

September 30, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real estate:
Residential	439	439	163	440	14
Commercial	-	-	-	-	-
Commercial, industrial & agricultural	43	43	10	32	1
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$482	$482	$173	$472	$15

Impaired loans and the related allowance at December 31, 2012 were as follows:

December 31, 2012 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	3,632	3,692	-	3,647	187
Real estate:
Residential	611	611	-	611	23
Commercial	9,018	9,018	-	9,018	440
Commercial, industrial & agricultural	916	916	-	916	33
Equity lines	115	439	-	115	-
Consumer	-	-	-	-	-
Total loans with no allowance	$14,292	$14,676	$-	$14,307	$683

December 31, 2012 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real estate:
Residential	199	199	137	199	13
Commercial	1,139	1,139	71	1,139	74
Commercial, industrial & agricultural	-	-	-	-	-
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$1,338	$1,338	$208	$1,338	$87

Troubled Debt Restructurings

Included in certain loan categories are troubled debt restructurings (“TDRs”). At September 30, 2013 and at December 31, 2012, there were 3 loans classified as TDRs totaling $6.3 million and $6.5 million, respectively. One TDR was classified as a substandard non-accruing loan at September 30, 2013 and at the end of 2012. This loan was restructured in the twelve months ended September 30, 2012, and became past due in the second quarter of 2013. As a result of this default, a partial charge off of $145 thousand was recorded in the second quarter of 2013. The outstanding balance of this loan was $39 thousand, $42 thousand, and $199 thousand at September 30, 2013, June 30, 2013 and December 31, 2012, respectively. There was no valuation allowance related to total TDR’s at September 30, 2013. The valuation allowance related to total TDRs was $137 thousand at December 31, 2012.

For the nine months ended September 30, 2013, no loans were modified as a TDR.

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

Note 4. Allowance for Loan Losses

The following table presents, as of September 30, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

September 30, 2013	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$117	$-	$-	$(4)	$113	$-	$113	$6,804	$-	$6,804
Land acquisition, development & commercial	811	-	-	(72)	739	-	739	20,120	1,550	18,570
Real estate:
Residential	725	(301)	81	382	887	163	724	68,733	664	68,069
Commercial	1,054	(88)	250	(245)	971	-	971	124,585	9,341	115,244
Commercial, industrial & agricultural	459	(27)	-	(125)	307	10	297	38,656	326	38,330
Equity lines	386	-	2	(39)	349	-	349	19,409	-	19,409
Consumer	145	(148)	-	61	58	-	58	9,017	-	9,017
Unallocated	93	-	-	167	260	-	260	-	-	-
Total	$3,790	$(564)	$333	$125	$3,684	$173	$3,511	$287,324	$11,881	$275,443

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2012	Allowance for loan losses							Loans
Class of Loan In thousands of dollars	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$90	$-	$-	$27	$117	$-	$117	$5,036	$-	$5,036
Land acquisition, development & commercial	953	(519)	-	377	811	-	811	20,198	3,632	16,566
Real estate:
Residential	538	(151)	-	338	725	137	588	69,691	810	68,881
Commercial	1,314	(478)	18	200	1,054	71	983	109,302	10,157	99,145
Commercial, industrial & agricultural	628	(71)	-	(98)	459	-	459	42,382	916	41,466
Equity lines	313	(393)	-	466	386	-	386	20,504	115	20,389
Consumer	143	(4)	1	5	145	-	145	7,824	-	7,824
Unallocated	-	-	-	93	93	-	93	-	-	-
Total	$3,979	$(1,616)	$19	$1,408	$3,790	$208	$3,582	$274,937	$15,630	$259,307

Loans by credit quality indicators as of September 30, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total

Construction loans:
Residential	$6,804	$-	$-	$-	$6,804
Land acquisition, development & commercial	18,570	-	1,550	-	20,120
Real estate:
Residential	63,610	4,379	225	519	68,733
Commercial	120,497	425	3,663	-	124,585
Commercial, industrial & agricultural	37,589	105	778	184	38,656
Equity lines	19,350	-	-	59	19,409
Consumer	8,978	-	-	39	9,017
Total	$275,398	$4,909	$6,216	$801	$287,324

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total

Construction loans:
Residential	$5,036	$-	$-	$-	$5,036
Land acquisition, development & commercial	16,479	-	1,963	1,756	20,198
Real estate:
Residential	63,299	5,581	229	582	69,691
Commercial	103,010	2,479	3,577	236	109,302
Commercial, industrial & agricultural	41,313	131	938	-	42,382
Equity lines	20,364	25	-	115	20,504
Consumer	7,824	-	-	-	7,824
Total	$257,325	$8,216	$6,707	$2,689	$274,937

At September 30, 2013 and December 31, 2012, the Company had no loans classified as Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the nine months ended September 30, 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	1,613	-	1,613
Writedowns	-	(377)	(377)
Sales	(2,023)	249	(1,774)
Balance at the end of period	$9,103	$(703)	$8,400

Changes in foreclosed properties for the nine months ended September 30, 2012 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Additions	1,641	-	1,641
Writedowns	-	(100)	(100)
Sales	(1,188)	175	(1,013)
Balance at the end of period	$10,346	$(256)	$10,090

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2013 and December 31, 2012 were as follows:

(Dollars In Thousands)	September 30, 2013	December 31, 2012
Construction loans:
Residential	$-	$588
Land acquisition, development & commercial	4,291	3,591
Real estate:
Residential	-	182
Commercial	2,663	2,905
Commercial, Industrial & agricultural	1,164	1,164
Equity lines	282	508
	$8,400	$8,938

Note 6. Stock Based Compensation

The Company has a 2005 Stock Option Plan pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Stock Option Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock. Accordingly, options for the purchase of 413,710 shares of authorized common stock have been issued under the Stock Option Plan and 136,290 shares of authorized common stock are available for issue under the Stock Option Plan. There are options for 413,710 shares granted currently outstanding as of September 30, 2013, of which, all options are vested. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant.  As of September 30, 2013, no options have been exercised. The Company recorded compensation expense of $29 thousand for the nine months ended September 30, 2013 and $21 thousand for the nine months ended September 30, 2012. The aggregate intrinsic value of outstanding stock options was $0 at September 30, 2013. The weighted average remaining contractual term of outstanding options was 2.78 years at September 30, 2013. No options were granted in the nine months ended September 30, 2013 or 2012.

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

The restrictions attached to stock issued under the Plan provide for vesting over a five-year period. During the first quarter of 2013, the Company issued 7,781 shares of stock under the Plan, and in the same period of 2012, the Company issued 20,971 shares of stock under the Plan. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	25,896	$4.76	6,566	$7.16
Granted	7,781	5.98	20,971	4.20
Vested	(5,831)	5.03	(1,641)	7.16
Cancelled	-	-	-	-
Nonvested at the end of the period	27,846	$5.05	25,896	$4.76

The remaining unamortized compensation expense for restricted stock was $117 thousand at September 30, 2013 and will be recognized over the next 4.42 years. All compensation expense for stock options has been recognized.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

(Dollars In Thousands)		Carrying value at September 30, 2013
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$27,417		$27,417
Mortgaged-backed securities	16,336		16,336
Municipal securities	15,856		15,856

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$29,842		$29,842
Mortgaged-backed securities	21,984		21,984
Municipal securities	11,640		11,640
Derivative assets	67		67
Liabilities:
Derivative liabilities	$67		$67

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

(Dollars In Thousands)		Carrying value at September 30, 2013
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$309	$-	$309	$-
Other real estate owned, net of valuation allowance	8,400	-	6,407	1,993

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of valuation allowance	$1,130	$-	$62	$1,068
Other real estate owned, net of valuation allowance	8,938	-	4,382	4,556

At September 30, 2013 and December 31, 2012, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following tables display quantitative information about Level 3 Fair Value Measurements for September 30, 2013 and December 31, 2012:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for September 30, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$309	Discounted appraised value	Selling cost	10%	-	10%	(10%)
			Discount for lack of marketability and age of appraisal	32%	-	32%	(32%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age	4%	-	4%	(4%)

	$535	Internal evaluations	Internal evaluations	0%	-	25%	(4%)

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$1,068	Discounted appraised value	Selling cost	6%	-	10%	(10%)
			Discount for lack of marketability and age of appraisal	0%	-	10%	(7%)

Other real estate owned	$2,177	Discounted appraised value	Selling cost	6%	-	10%	(10%)
			Discount for lack of marketability and age	0%	-	30%	(1%)

	$2,379	Internal evaluations	Internal evaluations	10%	-	50%	(13%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At September 30, 2013 and December 31, 2012, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At September 30, 2013 and December 31, 2012, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at September 30, 2013 and December 31, 2012:

(Dollars In Thousands)		Fair value at September 30, 2013
Description	Carrying value as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$14,464	$12,464		$1,999	$14,463
Federal funds sold	1,420	1,420			1,420
Securities available-for-sale	59,609		59,609		59,609
Restricted equity securities	2,414		2,414		2,414
Loans, net	283,640			284,832	284,832
Accrued income	1,781		1,781		1,781
Financial liabilities
Total deposits	325,368		325,614		325,614
Short term borrowings	522		522		522
FHLB borrowings	19,000		19,615		19,615
Accrued interest payable	309		309		309

(Dollars In Thousands)		Fair value at December 31, 2012
Description	Carrying value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$9,812	$9,812			$9,812
Federal funds sold	196	196			196
Securities available-for-sale	63,466		63,466		63,466
Restricted equity securities	2,591		2,591		2,591
Loans, net	271,147			272,981	272,981
Accrued income	1,590		1,590		1,590
Derivative assets	67		67		67
Financial liabilities
Total deposits	309,997		310,453		310,453
Short term borrowings	216		216		216
FHLB borrowings	22,000		22,862		22,862
Accrued interest payable	332		332		332
Derivative liabilities	67		67		67

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

On September 24, 2013, the Company used the net proceeds from this offering to redeem the $10,374,000 of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B. The remaining proceeds have and will be used to support future growth and for general corporate purposes.

Note 9. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the three and nine months ended September 30, 2013 and 2012 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
In Thousands	2013	2012
	(Unaudited)	(Unaudited)
Available for sale securities
Realized gain on sale of securities held for sale during the period	$8	$-	Gain on sale of investment securities
	3	-	Income tax expense
	$5	$-	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
In Thousands	2013	2012
	(Unaudited)	(Unaudited)
Available for sale securities
Realized gain on sale of securities held for sale during the period	$116	$127	Gain on sale of investment securities
	39	43	Income tax expense
	$77	$84	Net income

Note 10. Earnings per Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,
	2013			2012
	(Unaudited)			(Unaudited)
In Thousands, except share and per share data	Shares	Net Income Available to Common Shareholders	Per Share Amount	Shares	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,270,299	$298	$0.09	3,262,518	$432	$0.13
Series C Preferred Stock Dividends		180	-		-	-
Effect of dilutive securities:
Convertible preferred stock	2,240,000		-	-		-
Earnings per common share, diluted	5,510,299	$478	$0.09	3,262,518	$432	$0.13

	Nine Months Ended September 30,
	2013			2012
	(Unaudited)			(Unaudited)
In Thousands, except share and per share data	Shares	Net Income Available to Common Shareholders	Per Share Amount	Shares	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,268,646	$1,158	$0.35	3,258,385	$3,583	$1.10
Series C Preferred Stock Dividends		180	-		-	-
Effect of dilutive securities:
Convertible preferred stock	779,487		(.02)	-		-
Earnings per common share, diluted	4,048,133	$1,338	$0.33	3,258,385	$3,583	$1.10

Note 11. Contingencies and Other Matters

The Company currently is not involved in any litigation matters outside the normal operations associated with problem credits.

Note 12. Subsequent Events

In preparing these financial statements the Company has evaluated events and transactions for potential recognition of disclosure through the date the financials were issued.

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

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the City of Roanoke, Roanoke County, Christiansburg, and Salem, Virginia and contiguous counties, including Bedford and Franklin, Virginia. We place an emphasis on personal service and offer a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake, in the town of Christiansburg, Virginia at 1540 and 1655 Roanoke Street, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, and in the City of Roanoke, Virginia at 3521 Franklin Road. The Christiansburg branch will relocate to its new 9,000 square foot facility in the fourth quarter enabling the branch to better serve existing customers and to expand our business in the New River Valley in the future.

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

Discussion of Operations

Nine Months Ended September 30, 2013

Net income for the first nine months of 2013 was $1.9 million or $0.33 per diluted common share compared to $4.0 million or $1.10 per diluted common share for same period last year. Net income was less because 2012 included a one-time favorable adjustment of $2.9 million or $0.90 per diluted share for the recognition of cumulative net deferred tax assets since inception through year end 2011. Net income before taxes was $2.9 million for the nine months ended September 30, 2013, $1.2 million higher than the same period in 2012. Favorable variances in net interest income, provision for loan losses, and noninterest income were partially offset by higher noninterest expense.

Net interest income for the nine months ended September 30, 2013 totaled $10.2 million, an increase of $639 thousand or 6.7% over last year. Higher net interest income resulted from a higher volume of earning assets and an improved margin. Average earning assets were $352 million for the nine months ended September 30, 2013 compared to $336 million for the same period last year. The $16 million increase in average earning assets was the primary reason for the increase in net interest income for 2013 compared to 2012. This increase in the volume of earning assets was partially offset by a reduction in the tax equivalent yield on earning assets from 4.66% in 2012 to 4.54% in 2013.

Growth in average loans outstanding accounted for the increase in earning assets and was funded primarily by the strategic reduction of the volume of investment securities by $7.3 million and increases in average non-interest bearing demand deposits of $10.0 million. In 2012, yields on securities available for purchase declined, and the Company began and has continued to channel cash flow from lower rate investments in bonds to higher rate loans. Because of the low interest rate environment over the past few years, demand deposits at commercial banks have grown at unprecedented rate; this trend is expected to reverse itself once shorter term rates begin to rise.

The tax equivalent net interest margin was 3.91% for the first nine months of 2013, 8 basis points higher than the 3.83% for the same period of 2012. The improved margin resulted from the cost of interest bearing deposits falling 8 basis points more than the yield on interest earning assets. The improved margin was the result of lowering interest rates paid on deposits during 2012, and a favorable change in the mix of deposits. During the 2012, the interest rates paid on interest bearing deposits were gradually lowered to be more consistent with market rates and more in line with the lower rates on loans in the relatively low interest rate environment. Having reached historically low levels, there is little room for future downward adjustment of deposit rates.

The Federal Reserve has bought bonds over the last several years which have artificially kept interest rates down in an attempt to foster economic growth. In 2013, ten year Treasury rates have increased as the Federal Reserve’s monetary policy committee began discussing tapering the bond purchasing program. However, at the October 30, 2013 meeting, the Federal Reserve provided little specific guidance on when it might begin tapering. The committee expressed concern over the recent slowing of the housing recovery and confirmed again that the unemployment rate would need to be closer to 6.5% before the Fed would begin raising interest rates. Many Fed watchers expect tapering to begin sometime between mid-2014 and 2015.

The provision for loan losses was $125 thousand for the first nine months of 2013 compared to $1.4 million for the same period in 2012. Recoveries of $333 thousand during the first nine months of 2013 replenished the allowance for loan losses and lowered the amount of current year provision expense. During the nine months ended September 30, 2012, $1.4 million of loans were charged off compared to $564 thousand for the same period in 2013. Improvements in loan quality also contributed to a lower provision. Nonaccrual loans totaled $801 thousand or .28% of total loans at September 30, 2013 compared to $1.1 million or .41% of loans on the same day in 2012.

During the nine months ended September 30, 2013, noninterest income totaled $1.1 million, $109 thousand or 11% higher than the same period in the prior year.  ATM and interchange income increased $68 thousand or 41% from the growth in the number of deposit accounts.  Other income was up $68 thousand over the prior year due to title insurance fees and rents collected from the leasing of foreclosed properties, and other miscellaneous fees. Year to date September 30, 2013, mortgage loan brokerage fees totaled $225 thousand and were $37 thousand or 14% less than last year due to the drop in the mortgage refinancing business in response to the rise in long term rates.

Noninterest expense increased $807 thousand or 11% to $8.3 million for the nine months ended on September 30, 2013, when compared to the same period in 2012.  Due to the Company’s improved financial performance in 2013 compared to 2012, employee incentive plan awards accrued were higher than in 2012. Cost of living and merit increases along with staff additions as the Company expanded mortgage and brokerage operations, further contributed to higher salaries and employee benefits in the current year. The first nine months of 2013 included $351 thousand for net gains and losses on sales and writedowns of other real estate owned compared to $146 thousand in the prior year. Of the $351 thousand in 2013, $321 thousand was related to the writedowns of two properties as the result of new appraisals. Of the $84 thousand increase in professional fees over the same period as last year, over $50 thousand was associated with legal fees incurred that resulted in the recovery of $163 thousand of a loan charged off in a prior year, and the full recovery of $88 thousand for a loan charged off this year.

Three Months Ended September 30, 2013

Net income for the third quarter of 2013 totaled $772 thousand or $188 thousand or 32% more than the same period in the prior year. Favorable variances in net interest income and the provision for loan losses were partially offset by higher noninterest expense.

Earnings available to common shareholders for the three months ended September 30, 2013 was $134 thousand less than the same period in 2012. Series A and B preferred stock were redeemed on September 24, 2013. The remaining discount related to the redeemed shares was fully amortized in 2013, resulting in accretion of $102 thousand in the third quarter of 2013 versus accretion of $19 thousand in the third quarter of 2012. The fact that during the third quarter of 2013, dividends were paid to both Series A and B preferred shareholders’ as well as Series C preferred shareholders further reduced the earnings available to common shareholders. In future quarters, $210 thousand of dividends, or 6% per annum of 14,000 shares outstanding of $1,000 liquidation preference per share, will be paid each quarter to Series C preferred shareholders.

Net interest income was $3.5 million for the third quarter of 2013, $19 thousand over the $3.4 million earned in the previous quarter, and $223 thousand or 6.9% higher than the same quarter a year ago. The volume of average earning assets for the quarter ended September 30, 2013 was $1.8 million higher than the previous quarter, and $14.2 million higher than the same quarter a year ago. The tax equivalent net interest margin was 3.91%, 3.93%, and 3.80% for the three months ended, September 30, 2013, June 30, 2013, and September 30, 2012, respectively. During 2012, the interest rate spread between earning assets and interest bearing liabilities was widened by lowering rates paid on interest bearing deposits to be more consistent with market rates and more in line with the lower rates on loans in the current low interest rate environment. Rates paid on interest bearing deposits are now at or below in some cases, market rates and further reduction in the cost of deposit funding is not anticipated. Until the Federal Reserve tapers their bond purchasing program, interest rates are expected to remain at relatively low levels, and will continue to compress the interest rate spread between earning assets and interest bearing liabilities. Maturing time deposits will continue to reprice at lower rates in 2013 but to a lesser extent than 2012. The company will continue to focus on growing earning assets and maintaining margins.

No provision for loan losses was recorded for the three months ended September 30, 2013 compared to $130 thousand for the same period in 2012. The higher provision last year resulted from the replenishment of the allowance after net charge-offs of $248 thousand were recorded in the third quarter of 2012, compared to net recoveries of $24 thousand in the third quarter of the current year.

During the three months ended September 30, 2013 and 2012, noninterest income totaled $318 thousand and $311 thousand, respectively. Service charges on deposit accounts for the second quarter of 2013 were up $9 thousand over the same quarter a year ago, due primarily to higher net NSF fees. ATM and interchange income increased $25 thousand over the third quarter of 2012. The increase in fees resulted from the growth in the number of deposit accounts.  Other income was up $13 thousand over the prior year due largely to fees generated by the expansion of the loan portfolio, and higher foreign ATM fees.  Lower mortgage loan brokerage fees of $48 thousand partially negated the favorable noninterest income variances.

Noninterest expense increased $88 thousand or 3.5% to $2.6 million for the three months ended on September 30, 2013, when compared to the same period in 2012.   Cost of living and merit increases along with staff additions as the Company expanded mortgage operations and securities brokerage resulted in higher salaries and employee benefits in the current period. No losses or writedowns on other real estate was necessitated in the third quarter of 2013 compared to $111 for the same quarter last year.

Financial Condition

At September 30, 2013, the Company had total assets of $385 million compared to $370 million at December 31, 2012. Assets at the end of the third quarter were $6.8 million less than the end of the previous quarter as a result of using a portion of the funds raised through the capital raise to redeem the Series A and B preferred stock.  At September 30, 2013, assets were comprised principally of loans, cash and due from banks, and investment securities. The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Cash and due from banks increased $4.7 million from December 31, 2012 to September 30, 2013. The more attractive yields available on loans over investments which began in 2012 continue into 2013. Total gross loans increased $12.4 million or about 4.5% since year end 2012. The rate of loan growth for the first nine months of 2013 is expected to continue or increase slightly over the remaining months of 2013.

The Company’s liabilities at September 30, 2013 totaled $346 million compared to $334 million at December 31, 2012, an increase of $12.1 million or 3.6%.   Deposits rose $15.4 million or 5.0% since year end 2012. Noninterest-bearing deposits were up $10.7 million from year end 2012 to September 30, 2013 due primarily to growth in commercial accounts.   Interest-bearing deposits increased $4.6 million. The increases were fueled by maturing CD’s and a marketing campaign to attract new customers.

At September 30, 2013 and December 31, 2012, the Company had stockholders’ equity of $39.2 million and $36.7 million, respectively, an increase of $2.5 million. The change in stockholders’ equity in 2013 was due to the net effect of the Company’s issuance of $14 million of Series C Preferred Stock and subsequent redemption of $10.4 million of Series A and B preferred stock. Net income contributed another $1.2 million to the growth of equity.  The increase was partially offset by the $1.7 million decrease in other comprehensive income as unrealized gains on securities available for sale at year end 2012 became unrealized losses in 2013. When interest rates are low, unrealized gains are typical in a bond portfolio, but when interest rates rise, these unrealized gains turn to unrealized losses. As long as other sources of liquidity are available in a financial institution, and the losses are not caused by credit problems, these losses do not need to manifest themselves into realized losses.

Management believes the Company has sufficient capital to fund its operations. At September 30, 2013, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

 Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more and still accruing interest, non-accrual loans and repossessed and foreclosed assets.  Nonperforming assets decreased $2.4 million from year end 2012 to $9.2 million at September 30, 2013. There were no loans past due ninety days or more and still accruing interest at September 30, 2013 or December 31, 2012.   Nonaccrual loans decreased $1.9 million since year end 2012 to $801 thousand at September 30, 2013, largely as the result of the collateral of one large loan being foreclosed and $1.0 million moved to other real estate owned. Eight foreclosed properties have been sold through September 30, 2013 reducing other real estate, net by $1.8 million. The activity in other real estate owned for the first nine months of 2013 are included in Note 5.

At September 30, 2013 and December 31, 2012 the Company had 3 loans classified as troubled debt restructurings totaling $6.3 million and $6.5 million, respectively. A partial charge-off of one of the loans accounted for $145 thousand of the decrease since year end 2012. No loans were restructured during the nine months ended September 30, 2013.

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

Specific loss reserves for loans individually evaluated for impairment totaled $173 thousand at September 30, 2013 compared to $208 thousand at December 31, 2012.  Impaired loans declined $3.7 million from $15.6 million at December 31, 2012 to $11.9 million at September 30, 2013.    Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $125 thousand in the first nine months of 2013.   Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.28% and 1.38% at September 30, 2013, and December 31, 2012, respectively; and reflects the improvement in loan quality.

The most recent economic activity report, dated October 16, 2013 from the Federal Reserve (the Beige Book), indicated that economic activity continued to expand at a modest to moderate pace during the reporting period September 2013 through early October 2013. The Federal Reserve Bank’s Fifth District reported some slowing in the growth rate during this period. Based on the Bureau of Labor Statistical data, unemployment in the Roanoke Metropolitan Area (MSA) continues to trend below the national rate. Preliminary data for August 2013 indicated an unemployment rate of 5.8% in the Roanoke MSA and continues to trend below the national rate of 7.3% for the month of October. According to the Roanoke Valley Association of Realtors statistics, home sales for each month of 2013 through September are higher than the same month a year ago. According to Standard and Poor’s the 16 day government shutdown took a $24 billion chunk out of the U.S. economy; and as a result the projection for growth in the fourth quarter was lowered from 3% to 2.4%. The local markets are largely shielded from national events and trends, but may realize some negative impact in subsequent quarters.

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or with borrowings from correspondent banks or other deposit markets.  Liquid assets include cash, and due from bank balances, federal funds sold, and securities available for sale, net of securities pledged and cash minimum balance requirements.  As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

At September 30, 2013, liquid assets totaled $62.4 million, compared to $54.2 million at year end 2012.

Lines of credit available to meet liquidity needs include: $19.0 million of federal funds lines of credit and $6.3 million in Federal Home Loan Bank lines of credit immediately available. The Company is approved to borrow 20% of our total assets from the Federal Home Loan Bank subject to providing qualifying collateral.  The Company also has an $8 million guidance line of credit to borrow against securities.  The limit on this line is 15% of assets. At September 30, 2013, there were no advances on these lines.

Capital Requirements

The maintenance of appropriate levels of capital is a priority and is continually monitored. Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. The Consolidated ratios spiked upwards at the end of the second quarter compared to the first and third quarter ends of 2013, as the result of the capital raise at the end of June through the issuance of Series C preferred stock. The proceeds of the capital raise were not used to redeem the Series A and B preferred stock until September resulting in a temporary spike upwards in consolidated equity.

The following are the Company’s and Bank’s capital ratios:

(in thousands except for percentages)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital (to Risk-Weighted Assets)
Consolidated	$43,238	14.5%	$23,910	8.0%	N/A	N/A
HomeTown Bank	$41,664	13.9%	$23,910	8.0%	$29,888	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$39,554	13.2%	$11,955	4.0%	N/A	N/A
HomeTown Bank	$37,980	12.7%	$11,955	4.0%	$17,933	6.0%
Tier I Capital (to Average Assets)
Consolidated	$39,554	10.1%	$15,675	4.0%	N/A	N/A
HomeTown Bank	$37,980	9.7%	$15,675	4.0%	$19,593	5.0%

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

At September 30, 2013 outstanding commitments to extend credit including letters of credit were $61.3 million. There are no commitments to extend credit on impaired loans.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013, and 2012;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 14, 2013	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 14, 2013	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013, and 2012;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.