Form 10-K
period 2013-12-31
HomeTown Bankshares Corp
filed 2014-03-28
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013. $17,707,328, based on $5.90 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,287,567 shares outstanding as of March 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement for the 2014 Annual Meeting of Shareholders have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Principal Products of the Bank

The Bank offers a full range of banking services to small and medium-size businesses, real estate investors and developers, private investors, professionals and individuals.  In addition to its main office, the Company has full-service offices in Franklin County, Virginia at Westlake, in the town of Christiansburg, Virginia at 2950 Market Street, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, and in the City of Roanoke, Virginia at 3521 Franklin Road.

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

The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) . CDARS and ICS enable the Bank to offer our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit. This permits our institution to better attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety.

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

Consumer Residential Mortgage Origination. The Bank has expanded their residential mortgage origination operations over the last few years. Initially, the Bank originated loans as a representative for mortgage companies. Then, in February, 2012, the Bank opened a dedicated mortgage office, on Colonial Avenue, next to the existing branch office.  In 2013 HomeTown Bank entered into a joint venture agreement with a mortgage company as a non-controlling 49% owner of HomeTown Residential Mortgage, LLC. The new entity began operations at the end of 2013, absorbing the Bank’s mortgage office employees and continued working from the Colonial Avenue office. The mortgage office operates under the name HomeTown Mortgage and coordinates the Bank’s existing mortgage services and offers mortgages, refinancing, and other services. Loans originated are conforming home mortgages in its market area, as defined below. As part of the Bank’s overall risk management strategy, loans originated and closed by the mortgage office are pre-sold to major national mortgage banking or financial institutions. In addition to creating customer relationships and the opportunity to sell other products and services, the bank receives fee income for this service.

Investment Services. HomeTown Investments, opened in April 2013, provides diverse investment products and financial advisory services to existing and prospective customers. These products and services provide another source of revenue for the Company. Investment and insurance products and services are offered through an unaffiliated entity Infinex Investments, Inc., Member FINRA/SIPC. HomeTown Investments is a subsidiary of the Bank. Products and services made available through Infinex are not insured by the FDIC or any other agency of the United States and are not deposits or obligations of nor guaranteed or insured by any bank or bank affiliate. These products are subject to investment risk, including the possible loss of value.

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

Employees

As of December 31, 2013, the Company had 84 employees, including 83 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

On July 2, 2013, the Federal Reserve Board of Governors approved the final Basel III risk-based capital rule. This rule aims to improve the quality and quantity of capital for all banking organizations and provides a new regulatory framework for U.S. banking organizations which is consistent with international standards. Community banking organizations first become subject to the final Basel III rule on January 1, 2015. Thereafter begins a phase-in period through January 1, 2019. The new rule implements higher minimum capital requirements and emphasizes the use of common equity through the introduction of a new capital ratio: common equity tier 1 (CET1). In addition, the new rule establishes stricter eligibility for capital instruments included in CET1, and additional tier 1 capital or tier 2 capital. The rule introduces the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer.

The new rule emphasizes common equity as the preferred capital instrument and limits the inclusion of intangible assets, including mortgage servicing assets and deferred tax assets in the capital of financial institutions. The new capital rule addresses the Dodd-Frank Act prohibition on reliance on external credit ratings specified in the regulations of the federal banking agencies. Consequently, the new capital rule replaces the previous credit-rating-based risk-weighting approach of certain assets with a simplified supervisory formula approach.

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

American Recovery and Reinvestment Act of 2009. The ARRA was enacted in 2009 and includes a wide range of programs to stimulate economic recovery. In addition, it also imposed new executive compensation and corporate governance obligations on TARP Capital Purchase Program recipients. Because HomeTown Bankshares participated in TARP it was required to comply with these requirements.

The Dodd-Frank Act

The financial regulatory reform legislation “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law on July 21, 2010. The Dodd-Frank Act implements financial regulatory reform across the entire financial landscape and has far-reaching provisions including among other things:

•

Creates a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve Board and to the Bank by the FDIC.

•	Appies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund and increases the floor of the size of the Deposit Insurance Fund.

•

Requires loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, which must still be defined by the regulators. Federal Housing Administration, Veterans Affairs and Rural Housing Service loans are specifically exempted from the risk retention requirements.

•	Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies not just financial institutions.

•	Makes permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company is not directly subject to these rules for as long as the Company’s assets do not exceed $10 billion, the Company’s activities as a debit card issuer may be indirectly impacted, potentially requiring the Company to match new lower fee structures implemented by larger financial institutions in order to remain competitive.

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

Deposit Insurance. HomeTown Bank has deposits that are insured by the FDIC. The FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. It is anticipated that assessments will increase in the future due to the anticipated growth of the Bank.

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

The Dodd-Frank Act permanently increased the maximum deposit insurance amounts for banks, savings institutions and credit unions to $250,000 per depositor.

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

Name	Age	Position
Susan K. Still	60	President & CEO
Charles W. Maness, Jr.	57	Executive Vice President & CFO
William C. Moses	58	Executive Vice President & Chief Credit Officer
Terrance E. O’Shaughnessy	58	Executive Vice President & Chief Lending Officer
Lauire C. Hart	52	Executive Vice President & Chief Retail and Deposit Officer

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

As of March 20, 2014, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 2950 Market Street, Christiansburg, Virginia (the “Christiansburg Office”).

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

The South Roanoke Office. The Bank leases real property and improvements thereto located at 3521 Franklin Road, Roanoke, Virginia. The Bank received regulatory approval and opened a branch at this location on July 9, 2007. The initial lease was for a period of five years from August 1, 2006. The Bank exercised the option to renew for another five years beginning August 1, 2011. The Bank has one remaining option to renew for another period of five years.

The Christiansburg Office. The Bank purchased property at 2950 Market Street, Christiansburg on May 26, 2010. The Bank broke ground in December 2012 on a new 9,000 square foot branch. At the end of 2013 the Bank relocated their New River Valley branch operations and mortgage and administrative operations to the new building. The larger facility enables the Bank to meet the growing needs of its customers in the New River Valley and to attract new business. This office operates under the name “NewRiver Bank, a branch of HomeTown Bank”. The Bank began operations in the New River Valley Market in 2008. The leases for the previous locations, at 1540 Roanoke Street and 1655 Roanoke Street, Christiansburg, expired in 2013.

Salem ATM and Future Office. The Bank purchased property at 852 West Main Street, Salem on September 2, 2011. A stand-alone fully operational ATM was completed and put into service April 15, 2013. The Bank broke ground for a new branch office at this location in December 2013, and anticipates opening the branch for business in the summer of 2014.

Market Square ATM. The Bank leases space at 1 Market Square, Roanoke for a cash dispensing ATM. The ATM was put into operation May 10, 2013, and is located at the newly renovated Center in the Square building, a cultural hub in downtown Roanoke.

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

ITEM 4.         MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, are neither listed on any stock exchange nor quoted on the Over the Counter Bulletin Board and trade infrequently. Shares of the Company’s common stock have periodically been sold in a limited number of privately negotiated transactions. Based on available information, the Company believes that from January 1, 2013 to December 31, 2013, the selling price of shares of its common stock ranged from $4.15 to $6.50. There may, however, have been other transactions at other prices not known to the Company.

	2013		2012
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$6.25	$4.15	$5.00	$4.00
June 30	$6.49	$5.52	$5.90	$4.00
September 30	$6.45	$6.00	$5.00	$4.30
December 31	$6.50	$6.35	$4.26	$3.60

As of March 26, 2014, there were 3,287,567 shares of the Company’s common stock outstanding, which shares were held by 1,808 shareholders of record. No cash dividends have been paid on the common stock to date.

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

Critical Accounting Policies

The financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements and management’s discussion and analysis are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involves judgments, estimates, and uncertainties that are susceptible to change.

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

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2013 and 2012. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

The Company initiated its banking operations through the Bank, on November 14, 2005 with the opening of its main office at 202 S. Jefferson Street, Roanoke, Virginia. The Bank has experienced consistent growth over the last eight years.

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

The Bank currently operates five deposit offices, two stand-alone 24-hour ATM’s, and one mortgage office.  In addition to its main office, the Bank has branch offices in Franklin County, Virginia at Westlake; in Roanoke County at the intersection of Colonial Avenue and Virginia Route 419; in Roanoke City on Franklin Road in South Roanoke. The Bank operates under the name NewRiver Bank, a branch of HomeTown Bank in the New River Valley market, on Market Street in Christiansburg.

The Company operates in a highly competitive market for commercial banking and financial services as the Roanoke Valley is a banking and financial services hub for much of southwest Virginia.

Discussion of Results of Operations

Overview of Results of Operations

Net income for 2013 was $2.7 million or $0.48 per diluted common share compared to $4.6 million or $1.22 per diluted common share for same period last year. Net income was less because 2012 included a one-time favorable adjustment of $2.9 million or $0.90 per diluted share for the recognition of cumulative net deferred tax assets since inception through year end 2011. Net income before taxes was $4.1 million for 2013, $1.5 million or 61.3% higher than 2012. A strong net interest margin coupled with continued control of non-interest expenses and improved asset quality contributed to record earnings before taxes.

Summary of Financial Condition

Total assets increased $32.0 million or 8.6% from $370.5 million at December 31, 2012 to $402.4 million at the end of 2013. Loan growth, net of the allowance for loan losses, accounted for $23.1 million or 72.1% of the total increase in assets. Signs of an improving economy which began in 2012 continued in 2013, fueling loan demand, particularly from the commercial sector. Unemployment rates, while improved, remain above levels that are considered to be sustainable in the long run, and continue to hamper the speed and depth of economic recovery. The higher volume of loans was primarily funded by deposit growth.

Cash and due from banks was $19.5 million at December 31, 2013, up $9.7 million from year end 2012. The fluctuation was driven primarily by a temporary in flow of commercial demand deposits at the end of 2013, and an additional $3.0 million borrowed from the Federal Home Loan Bank of Atlanta (FHLB) during the last few days of December. The funds were borrowed to guard against a possible last day of the year out flow of deposits similar to what happened in 2012. As the borrowed funds were not needed they were repaid in early 2014.

In 2012, yields on securities available for purchase declined, and the Company began and has continued to channel cash flow from lower rate investments in bonds to higher rate loans. The portfolio of securities available for sale was strategically reduced $5.5 million during 2013 to $57.9 million at year end.

Property and equipment, net was $12.2 million at December 31, 2013, an increase of $2.4 million from the end of the prior year. The increase was the result of the relocation of the Christiansburg branch to its new 9,000 square foot facility in the fourth quarter of 2013, enabling the branch to better serve existing customers and to expand business in the New River Valley in the future.

Bank owned life insurance policies were purchased in 2013 for $3.5 million to fund a Supplemental Executive Retirement Plan for certain key executives. This benefit is discussed in more depth in Note 13 of this report.

Total liabilities at December 31, 2013 were $362.9 million, compared to $333.7 million at the end of 2012.  Total deposits, the primary component of total liabilities, were $339.8 million at December 31, 2013, an increase of $29.8 million or 9.6%, from $310.0 million at December 31, 2012. Noninterest bearing deposits accounted for $13.6 million of the total increase in deposits. Because of the low interest rate environment over the past few years, demand deposits at commercial banks have grown at unprecedented rate; this trend is expected to reverse itself as shorter term rates begin to rise.

Stockholders’ equity was $39.5 million at December 31, 2013, $2.8 million or 7.7% above the $36.7 million at December 31, 2012.  Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

At December 31, 2013, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company has multiple credit lines available as an alternative source of funding.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets. Following is a breakdown of non-performing assets:

(Dollars in thousands)	2013	2012	2011	2010	2009
Real Estate:
Construction and land development	$—	$1,756	$632	$2,390	$2,386
Residential 1-4 families	707	582	1,357	875	806
Commercial real estate	—	236	—	—	1,204
Commercial loans	193	—	43	419	44
Equity lines	59	115	—	—	—
Loans to individuals	30	—	—	—	38
Total nonperforming loans	989	2,689	2,032	3,684	4,478
Other real estate owned	8,143	8,938	9,562	2,976	707
Total nonperforming assets, excluding performing restructured loans	9,132	11,627	11,594	6,660	5,185
Performing restructured loans	6,278	6,543	8,368	1,934	—
Total nonperforming assets, including restructured loans	$15,410	$18,170	$19,962	$8,594	$5,185

The five year trend of non-performing assets reflects the economic crisis which began in 2008 and the subsequent improvement in the economy. The impact of the economic slowdown on the level of non-performing loans and foreclosures peaked in 2010 and 2011, respectively. The Company aggressively pursed troubled loans and foreclosed properties, and the economy began to show signs of improvement in 2011. The economy continued to improve in 2012 and into 2013, although the employment rate remains below the longer-run normal rate of employment.

Asset quality has improved as indicated by the decline in non-performing loans. Of the $989 thousand of non-accruing loans at the end of 2013, $878 thousand were new loans added to non-accruing status during the year. The $2.7 million of non-accruing loans at December 31, 2012 included $2.3 million of new loans added to non-accruing status during the year. Of the $2.7 million of non-accrual loans at the end of 2012, $1.9 million were paid off, $380 thousand were charged-off and $263 thousand were foreclosed during 2013. The $989 thousand of non-accrual loans at December 31, 2013 included $809 thousand of loans classified as impaired. Impaired loans are evaluated periodically on an individual basis, and if appropriate losses, are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

See also Note 5 of the Notes to Consolidated Financial Statements for information on changes in other real estate and for the major classifications of other real estate for 2013 compared to 2012.

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

Net Interest Income and Net Interest Margin

The primary source of the Company’s revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, interest bearing bank certificates of deposit and federal funds sold. Interest bearing liabilities include deposits and borrowings. The amount of net interest income is primarily dependent upon the volume and mix of these earning assets and interest bearing liabilities. Interest rate changes can also impact the amount of net interest income. Management develops pricing and marketing strategies to maximize net interest income while maintaining related assets and liabilities accounts within guideline policies as established by the Company’s Board of Directors.

The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that the Company earned on its earning assets. The net interest margin is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities.

Net interest income increased $928 thousand or 7.2% to $13.8 million in 2013, from $12.9 million in 2012, while the net interest margin rose 10 basis points to 3.92% for 2013 compared to 3.82% for the prior year. The expansion of the volume of average earning assets by $17.4 million was the main contributor to higher net interest income. In 2012, yields on securities available for purchase declined, and the Company began and has continued to channel cash flow from lower rate investments in bonds to higher rate loans resulting in a more favorable mix of earning assets. Average loans as a percent of average earning assets were 80.0% for 2013 compared to 77.1% for 2012. The source for most of the funding of loan growth was deposits. Average interest bearing liabilities increased $4.1 million or 1.4% for 2013 compared to 2012, while average noninterest bearing demand deposits rose $8.4 million or 27.5% during the same period. Because of the low interest rate environment over the past few years, demand deposits at commercial banks have grown at an unprecedented rate; this trend is expected to reverse itself as shorter term rates rise.

The cost of interest bearing liabilities declined more than the tax equivalent yield on earning assets, resulting in an 8 basis points improvement in the interest rate spread for 2013 and the 10 basis point rise in the net interest margin. The increase in non-interest-bearing deposits for the twelve months ended December 31, 2013, accompanied by lower funding costs throughout the year, were the primary contributors to the improved net interest margin.  The full impact of the steady reduction during 2012 of the rates paid on deposit products to be more in line with market rates was realized in 2013. There were few additional downward adjustments of rates in 2013. Management does not expect any additional downward adjustments in 2014, and in fact rates paid on deposits products may rise in the coming months in keeping with market changes. Much of the money from maturing consumer time deposits was moved to more liquid deposit products or into other non-bank deposit products. Management continued to increase the utilization of attractively priced brokered deposits as a funding source.  At December 31, 2013 and 2012, brokered deposits totaled $37.0 million and $35.9 million, respectively, and are included in interest-bearing time deposits.

The Federal Reserve has bought bonds over the last several years which have artificially kept interest rates down in an attempt to foster economic growth. In mid-2013, ten year Treasury rates increased when the Federal Reserve’s monetary policy committee began discussing tapering the bond purchasing program by about $10 billion per month, eventually phasing out the asset purchasing program altogether by the end of the year. The markets had already anticipated the tapering of bond purchases by $10 billion per month in December, when bond purchases stood at $85 billion per month. At the March 19, 2014 meeting the Fed reduced the bond purchase program by another $10 billion, from $65 to $55 billion per month. The Fed’s Summary of Economic Projectons revealed a quicker and faster increase in short term rates than was expected by the markets, moving the yield curve upwards once more. Following the release, the 10-year Treasury yield rose 5 basis points and the 5-year Treasury yield increased 9 basis points. Management anticipates some compression of the interest rate spread resulting in a decline of the interest rate margin as funds move from non-interest bearing deposits to more attractive alternatives.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2013, 2012 and 2011, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense, Yields and Rates

	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$745	$2	0.24%	$3,392	$9	0.26%	$12,268	$28	0.22%
Deposits in banks	7,337	42	0.57%	4,668	40	0.86%	1,007	16	0.63%
Securities, taxable	52,948	1,277	2.41%	64,648	1,631	2.52%	62,196	1,894	3.06%
Securities, nontaxable (1)	7,581	206	4.13%	2,191	50	3.47%	—	—	—
Restricted equity securities	2,437	100	4.10%	2,427	92	3.78%	2,432	63	2.59%
Loans	283,791	14,403	5.08%	260,155	13,797	5.30%	257,726	14,013	5.44%
Total earnings assets	354,839	16,030	4.55%	337,481	15,619	4.63%	335,629	16,014	4.77%
Less: Allowance for loan losses	(3,787)			(4,142)			(4,777)
Total non-earning assets	34,071			34,858			26,591
Total Assets	$385,123			$368,197			$357,443

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$67,642	$169	0.25%	$68,194	$231	0.34%	$58,046	$510	0.88%
Money market savings	61,611	238	0.39%	64,830	287	0.44%	69,241	644	0.93%
Regular savings	23,753	132	0.56%	18,637	117	0.63%	13,937	179	1.29%
Time Deposits	130,546	1,306	1.00%	128,234	1,664	1.30%	140,717	2,498	1.78%
Short term borrowings	852	5	0.60%	825	6	0.73%	523	5	0.85%
FHLB borrowings	19,530	372	1.88%	19,133	396	2.07%	19,481	498	2.52%

Total interest bearing liabilities	303,934	2,222	0.73%	299,853	2,701	0.90%	301,945	4,334	1.43%
Non-interest bearing liabilities:
Demand deposits	39,047			30,630			24,986
Other liabilities	1,257			1,486			1,304
Total liabilities	344,238			331,969			328,235
Stockholders’ equity	40,885	—		36,228	38		29,208	—

Total Liabilities and Stockholders’ Equity	$385,123	2,222		$368,197	2,739		$357,443	4,334
Net interest income		$13,808			$12,880			$11,680
Interest rate spread			3.82%			3.74%			3.34%
Interest expense to average earning assets			.63%			0.81%			1.29%
Net interest margin			3.92%			3.82%			3.48%

(1) Yields on tax-exempt municipal bonds are calculated as tax equivalent.

Rate and Volume Analysis

	2013 Compared to 2012			2012 Compared to 2011
	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(7)	$(1)	$(6)	$(19)	$4	$(23)
Deposits in banks	2	(16)	18	24	(10)	34
Securities, taxable	(354)	(65)	(289)	(263)	(388)	125
Securities, nontaxable	156	11	145	50	—	50
Restricted equity securities	8	8	—	29	29	—
Loans	606	(770)	1,376	(216)	(326)	110

Total interest income	411	(833)	1,244	(395)	(691)	296

Interest expense:
Interest bearing liabilities:
Checking	(62)	(61)	(1)	(279)	(356)	77
Money market savings	(49)	(34)	(15)	(357)	(318)	(39)
Regular savings	15	(15)	30	(62)	(110)	48
Time Deposits	(358)	(310)	(48)	(834)	(632)	(202)
Short term borrowings	(1)	(1)	—	1	(1)	2
FHLB borrowings	(24)	(32)	8	(102)	(93)	(9)

Total interest bearing liabilities	(479)	(453)	(26)	(1,633)	(1,510)	(123)
Interest expense preferred stock dividends	(38)	—	(38)	38	—	38

Total interest expense	(517)	(453)	(64)	(1,595)	(1,510)	(85)

Net interest income	$928	$(380)	$1,308	$1,200	$819	$381

Noninterest Income

Noninterest income includes service charges on deposit accounts, ATM and interchange income, brokerage fees on non-portfolio mortgage loans, gains on securities sales, and rental income. Noninterest income increased $42 thousand or 3% for the year 2013 compared to the prior year.  Increases in service charges on deposit accounts by $31 thousand and ATM and interchange income by $79 thousand were the result of the expansion of the core deposit base. Mortgage loan brokerage fees were $86 thousand or 23% less than the prior year, due to a softer mortgage market during the second half of 2013.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2013	2012
Service charges on deposit accounts	$314	$283
ATM and interchange income	310	231
Mortgage loan brokerage fees	282	368
Net gains on sales of investment securities	152	131
Rental Income	171	165
Other Income	215	224
Total non-interest income	$1,444	$1,402

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, advertising and marketing, FDIC insurance, professional fees, depreciation, data processing, communications and miscellaneous expenses.  Total noninterest expense increased $707 thousand or 6.8%, to $11.1 million in 2013. The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Salaries and employee benefits increased $348 thousand or 7.1% for 2013 compared to 2012. Due to the Company’s improved financial performance in 2013 compared to 2012, employee incentive plan awards accrued were higher than in 2012. Cost of living and merit increases along with staff additions as the Company expanded mortgage and brokerage operations, further contributed to higher salaries and employee benefits in the year ended December 31, 2013. Salaries and employee benefits expense includes non-cash expense for stock based compensation of $36 thousand and $29 thousand in 2013 and 2012, respectively. See Part II, Item 8, Note 12 to the consolidated financial statements for additional information.

Discretionary spending on advertising and marketing was $65 thousand or 17% higher in 2013 than 2012. The Company began a customer acquisition program early in the year, which increased the number of deposit customers which resulted in higher fee income.

Of the $115 thousand or 34% increase in professional fees during 2013 compared to the prior year, over $50 thousand was associated with legal fees incurred that resulted in the recovery of $211 thousand of a loan charged off in a prior year, and the full recovery of $88 thousand for a loan charged off this year.

Bank franchise taxes increased $66 thousand or 48% for 2013 compared to 2012, due primarily to higher Bank capital at the end of 2012 on which 2013 taxes were based; compared to the Bank’s capital at the end of 2011, which was the basis for 2012 taxes. On January 1, 2012, the Company recognized a deferred tax asset of $2.9 million, which increased capital by the same amount causing much of the increase in bank franchise taxes in 2013 as compared to 2012.

Other expense includes gains and losses on the disposals of fixed assets. The year 2013 includes $120 thousand of write-offs from the disposal of fixed assets in the form of leasehold improvements and furniture and fixtures associated with the move from two leased branches to a single owned new branch in Christiansburg.

The total of other real estate owned was less at the end of 2013 as compared to the end of 2012, resulting in lower carrying costs, as reflected in the $64 thousand or 20% decrease in other real estate owned expense.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2013	2012
Salaries and employee benefits	$5,242	$4,894
Occupancy and equipment expense	1,317	1,259
Advertising and marketing expense	457	392
Professional fees	458	343
Data processing expense	596	682
Bank franchise taxes	203	137
FDIC insurance expense	514	490
Gains, losses on sales and writedowns of other real estate	582	566
Other real estate owned expense	250	314
Directors’ fees	217	227
Communications expense	111	104
Other expense	1,111	943
Total non-interest expense	$11,058	$10,351

Income Tax Expense

Effective January 1, 2012, the Company recognized deferred tax assets resulting in an income tax benefit of $2.9 million related to years prior to 2012, and began recording tax expense on current period income before taxes. See Note 14 Income Taxes for a breakdown of current and deferred taxes and detail of the net deferred tax asset at the end of both years.   The Company has operating loss carryforwards of $889 thousand for federal income tax purposes that may be used to offset future taxable income, and expects to use the remaining balance in 2014. If not previously utilized, the federal loss carryforwards will begin to expire in 2025.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

	December 31,
(Dollars In Thousands)	2013	2012	2011	2010	2009
Construction:
Residential	$6,768	$5,036	$3,695	$7,608	$7,664
Land acquisition, development & commercial	20,904	20,198	23,911	28,981	38,493
Real Estate:
Residential	72,934	69,691	58,070	55,381	45,456
Commercial	126,100	109,302	102,312	109,674	102,401
Commercial, industrial & agricultural	42,155	42,382	36,297	39,204	38,845
Equity lines	20,374	20,504	19,018	20,121	16,023
Consumer	8,698	7,824	5,776	3,137	3,787
Total loans	$297,933	$274,937	$249,079	$264,106	$252,669

As with most community banks, the loan portfolio is concentrated in commercial real estate loans, and comprised 42.3% and 39.8% of the total loan portfolio at December 31, 2013 and 2012, respectively. At year-end 2013, there were no industry concentrations with outstanding balances representing 10% or more of total loans. As the economy improved over the last year, loan demand has increased for commercial real estate financing.

Maturities of Loans at December 31, 2013 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$7,136	$5,561	$12,697
One to five years	11,454	1,188	12,642
After five years	1,964	369	2,333
Total	$20,554	$7,118	$27,672

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$4,829	$9,217	$14,046
One to five years	12,911	12,205	25,116
After five years	2,278	715	2,993
Total	$20,018	$22,137	$42,155

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. The provision for loan losses was $125 thousand for the 2013 compared to $1.4 million for the previous year. Recoveries of $381 thousand in 2013 replenished the allowance for loan losses and lowered the amount of provision expense. During the twelve months ended December 31, 2012, $1.6 million of loans were charged off compared to $575 thousand for the twelve months ended December 31, 2013.

Improvements in loan quality also contributed to a lower provision. Total past due loans declined $1.5 million or 48% to $1.6 million from year end 2012 to year end 2013. Nonaccrual loans decreased $1.7 million or 63% to $989 thousand during the same period. Loans classified as special mention and substandard were also less at December 31, 2013 than on the same day in 2012. Pass loans as a percent of total loans rose from 93.6% at December 31, 2012 to 95.9% at December 31, 2013.

Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans classified as impaired declined $3.6 million or 23% from year end 2013 to a total of $12.0 million at the end of 2012.  The reserves related to impaired loans were $173 thousand and $208 thousand at December 31, 2013 and 2012, respectively.

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

Management considers economic information in determining the adequacy of the allowance for loan losses. The local markets are largely shielded from national events and trends, but do tend to realize lagging effects in subsequent quarters. The Bank increased the factor used in the analysis of the level of the allowance for loan losses in the third quarter of 2013 in the wake of the government shutdown. The true cost of the government shutdown may never be accurately known or measured, but it is likely our local markets will realize some form of negative impact in the coming year(s).

The most recent economic activity report, dated March 5, 2014 from the Federal Reserve (the Beige Book), indicated that economic activity continued to expand at a modest to moderate pace during the reporting period from January to early February, 2014. The Federal Reserve Bank’s Fifth District labor markets were mixed in recent weeks, as extreme weather affected production and services. Based on the Bureau of Labor Statistics data, unemployment rates for the Roanoke, VA Metropolitan Statistical Area (MSA) showed positive trends during 2013. Unemployment rates dropped from a January 2013 level of 6.4% to 4.9% for December 2013. January 2014 increased to 5.6%, still below the unemployment rate for the same period a year ago. The uptick in January is largely attributed to seasonal factors and bad weather. According to the Roanoke Valley Association of Realtors statistics, home sales for each month of 2013 were higher than the same month in 2012. The Bank has maintained a cautiously optimistic view to the expansion of the economy and has taken a “wait and see” position. Should the economy change, the Bank will look to adjust the factors in future quarter analysis. The economic information continues to be mostly positive in nature.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2013	2012	2011	2010	2009
Balance, beginning	$3,790	$3,979	$5,228	$2,862	$2,862
Provision charged to operating expense	125	1,408	1,222	6,453	725
Recoveries of amounts charged off	381	19	3	77	9
Loans charged off	(575)	(1,616)	(2,474)	(4,164)	(734)

Balance, ending	$3,721	$3,790	$3,979	$5,228	$2,862

Ratio of net charge-offs to average loans	0.07%	0.61%	0.96%	1.55%	0.31%

The following table presents the allocation of the Allowance for Loan Losses for the periods indicated. For 2013, 2012, 2011 and 2010, the allowance for Loan Losses is allocated in the manner prescribed by ASU 2010-20 (Refer to Note 1 of Consolidated Financial Statements), 2009 are allocated based on the percentage of loans in each category. Some unallocated reserves are desirable given the degree of estimation involved in the nature of the analysis of the adequacy of the allowance for loan losses

December 31,
(Dollars in thousands)	2013		2012		2011		2010		2009
Construction:
Residential	$156	4.2%	$117	3.1%	$90	2.3%	$121	2.3%	$87	3.1%
Land acquisition, development & commercial	872	23.4%	811	21.4%	953	23.9%	1,802	34.5%	436	15.2%
Real Estate:
Residential	867	23.3%	725	19.1%	538	13.5%	785	15.0%	515	18.0%
Commercial	1,008	27.1%	1,054	27.8%	1,114	28.0%	1,556	29.8%	1,160	40.5%
Commercial, industrial & agricultural	327	8.8%	459	12.1%	828	20.8%	702	13.4%	440	15.4%
Equity lines	385	10.3%	386	10.2%	313	7.9%	222	4.2%	181	6.3%
Consumer	63	1.7%	145	3.8%	143	3.6%	40	0.8%	43	1.5%
Unallocated	43	1.2%	93	2.5%	—	—%	—	—%	—	—%
Total allowance for loan losses	$3,721	100%	$3,790	100%	$3,979	100%	$5,228	100%	$2,862	100%

Asset Quality

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier. Consumer mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant. When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received and if principal repayment is probable. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

As of December 31, 2013 and December 31, 2012, the Company had $989 thousand and $2.7 million, respectively, in non-performing loans, comprised entirely of non-accrual loans.

Investment Portfolio

At December 31, 2013, 2012 and 2011 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2013 and 2012 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2011.

(Dollars In Thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$33,558	$480	$(16)	$34,022
Mortgage-backed securities	26,673	495	(19)	27,149
Municipal securities	7,897	235	(96)	8,036
	$68,128	$1,210	$(131)	$69,207

The Company began recording income tax expense in 2012, based on an assessment of the Company’s profitable operations over the preceding quarters and projections of future taxable income. Able to now realize the associated tax benefit from investing in non-taxable municipal securities, the Company has restructured the portfolio to take advantage of this favorable income tax treatment.

Securities Available for Sale, Maturity Distribution and Average Yields

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	259	266	2.77%
Maturing after 5 years and within 10 years	9,026	8,870	1.94%
Maturing after 10 years	17,204	17,148	2.71%
Mortgage backed securities:
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	—	—	—
Maturing after 5 years and within 10 years	—	—	—
Maturing after 10 years	15,328	15,361	2.27%
Taxable municipal securities:
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	259	259	2.90%
Maturing after 5 years and within 10 years	646	650	3.51%
Maturing after 10 years	3,100	3,031	4.48%
Nontaxable municipal securities:
Maturing within 1 year	$—	$—	—
Maturing after 1 year and within 5 years	250	256	1.45%
Maturing after 5 years and within 10 years	832	815	1.96%
Maturing after 10 years	11,925	11,266	2.97%
Total Maturities	$58,829	$57,922	2.62%

The weighted average yield for nontaxable municipal securities is reported on a tax equivalent basis.

Deposits

The Company’s primary source of funds is deposit accounts. The Company’s deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Company’s deposits are provided primarily by individuals and businesses located in the Company’s market area. The Company is a member of the Promontory Financial Network and uses its CDARS and ICS programs to provide FDIC deposit insurance coverage for certificates of deposit or demand deposits in excess of $250 thousand, when requested by customers.

Total deposits increased by $29.8 million or 9.6% from $310.0 million at December 31, 2012 to $339.8 million at December 31, 2013. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

	Average Deposits and Rates Paid December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$39,047		$30,630		$24,986
Interest bearing accounts:
Checking	67,642	0.25%	68,194	0.34%	58,046	0.88%
Money market savings	61,611	0.39%	64,830	0.44%	69,241	0.93%
Regular savings	23,753	0.56%	18,637	0.63%	13,937	1.29%
Time Deposits	130,546	1.00%	128,234	1.30%	140,717	1.78%
Total Interest Bearing	283,552	0.65%	279,895	0.82%	281,941	1.36%
Total	$322,599		$310,525		$306,927

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2013	$12,786	$8,949	$14,485	$34,120	$70,340	20.7%

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2013	2012	2011
Return on average assets	0.71%	1.25%	0.54%
Return on average equity	6.68%	12.69%	6.57%
Average equity to average assets	10.62%	9.84%	8.17%
Dividend payout	—%	—%	—%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $63.1million at December 31, 2013, compared to $54.2 million at December 31, 2012.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At December 31, 2013, the Company had borrowed $22.0 million of the $33.0 million of lendable collateral value, leaving $11.0 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $19.0 million of fed funds lines of credit available at the end of 2013. At December 31, 2013, there were no advances on the fed funds or guidance lines.

At December 31, 2013, the Company had commitments to originate $19.2 million of loans. Certificates of deposit scheduled to mature in the 12 month period ending December 31, 2014 total $82.0 million. As rates creep upwards, the Company will have to pay higher rates to retain a portion of these maturing funds.

A financial institution can be exposed to several market risks that may impact its value or future earnings capacity. These risks include interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. Our primary market risk is interest rate risk. Interest rate risk is inherent, because as a financial institution, we derive a significant amount of our operating revenue from customer deposits and possible borrowings at various terms and rates. These funds are then invested into earning assets (loans and investments) at various terms and rates.

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

Interest rate sensitivity at December 31, 2013 is summarized in the table below

	Interest Rate Sensitivity
Rate Shock	Net Interest Income (NII)	NII Change from Level
+400	15,014	4%
+300	14,702	2%
+200	14,403	0%
+100	14,256	-1%
Level	14,390
-100	14,380	0%
-200	14,305	-1%
-300	14,236	-1%

The shifts in net interest income due to rate shocks are all within our policy limits. The floors on the equity lines and the business lines of credit keep the rates on these loans from increasing until rates increase high enough to exceed the floors. In the meantime, rates on deposits begin to increase as rates increase. This is why we are seeing a slight drop in net interest income with rate shocks of 100 and the margin recovers to the original level at the 200 basis point shock, and increases at the 300 and 400 basis point.

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

At December 31, 2013 and December 31, 2012, the Company had stockholders’ equity of $39.5 million and $36.7 million, respectively, an increase of $2.8 million or 7.7%. With the Company’s $14 million capital raise that closed on June 28, 2013, $10.4 million of the proceeds were used to redeem its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program (TARP) in the third quarter of 2009. The dividend rate paid on the $10 million of Series A shares would have increased from 5% to 9% per annum in 2014. The newly issued convertible preferred shares pay dividends at the rate of 6% per year. Each share of Series C preferred stock is convertible into 160 shares of common stock. The capital ratios improved, accordingly, and remained well above regulatory standards for well-capitalized banks through year end 2013. The change in Tier 1 Capital in 2013 was mainly the result of the $3.1 million of residual funds from the capital raise and 2013’s net income of $2.7 million, partially offset by the payment of $848 thousand of dividends on preferred shares during the year.

Risk Based Capital Analysis

Capital Analysis

	December 31,
(Dollars in thousands)	2013	2012
Tier 1 Capital:
Preferred Stock, net	$13,293	$10,232
Common Stock	16,351	16,167
Surplus	15,339	15,487
Retained Deficit	(4,846)	(6,587)
Total Tier 1 Capital	$40,137	$35,299
Tier 2 Capital:
Allowance for Loan Losses (allowable portion)	3,721	3,519
Total Risk Based Capital	$43,858	$38,818
Capital Ratios:
Tier I Risk Based Capital Ratio	12.8%	12.6%
Total Risk Based Capital Ratio	14.0%	13.8%
Leverage ratio (Tier I capital to average assets)	10.2%	9.5%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2013 and 2012

Consolidated Statements of Income, Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows, Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Consolidated Balance Sheets

December 31, 2013 and 2012

Dollars In Thousands, Except Share and Per Share Data	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$19,537	$9,812
Federal funds sold	738	196
Securities available for sale, at fair value	57,922	63,466
Restricted equity securities, at cost	2,564	2,591
Loans, net of allowance for loan losses of $3,721 in 2013 and $3,790 in 2012	294,212	271,147
Property and equipment, net	12,155	9,754
Other real estate owned, net of valuation allowance of $935 in 2013 and $575 in 2012	8,143	8,938
Bank owned life insurance	3,518	–
Deferred tax asset, net	1,159	1,400
Accrued income	1,877	1,590
Other assets	612	1,557
Total assets	$402,437	$370,451

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$46,232	$32,627
Interest-bearing	293,538	277,370
Total deposits	339,770	309,997
Short term borrowings	258	216
Federal Home Loan Bank borrowings	22,000	22,000
Accrued interest payable	286	332
Other liabilities	585	1,187
Total liabilities	362,899	333,732

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, no par value; Series A 10,000 shares and Series B 374 shares authorized, issued and outstanding at December 31, 2012	–	10,374
Preferred stock, no par value; Series C 14,000 shares authorized, issued and outstanding at December 31, 2013 and no shares at December 31, 2012	13,293	–
Discount on preferred stock	–	(142)
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,270,299 (includes 27,846 restricted shares) at December 31, 2013 and 3,262,518 (includes 25,896 restricted shares) at December 31, 2012	16,351	16,167
Surplus	15,339	15,487
Retained deficit	(4,846)	(6,587)
Accumulated other comprehensive (loss) income	(599)	1,420
Total stockholders’ equity	39,538	36,719
Total liabilities and stockholders’ equity	$402,437	$370,451

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the years ended December 31, 2013 and 2012

Dollars In Thousands, Except Share and Per Share Data	2013	2012
Interest and dividend income:
Loans and fees on loans	$14,403	$13,797
Taxable investment securities	1,277	1,631
Nontaxable investment securities	206	50
Dividends on restricted stock	100	92
Other interest income	44	49
Total interest and dividend income	16,030	15,619
Interest expense:
Deposits	1,845	2,299
Preferred stock dividends	-	38
Other borrowed funds	377	402
Total interest expense	2,222	2,739
Net interest income	13,808	12,880
Provision for loan losses	125	1,408
Net interest income after provision for loan losses	13,683	11,472

Noninterest income:
Service charges on deposit accounts	314	283
ATM and interchange income	310	231
Mortgage loan brokerage fees	282	368
Gains on sales of investment securities	152	131
Other income	386	389
Total noninterest income	1,444	1,402

Noninterest expense:
Salaries and employee benefits	5,242	4,894
Occupancy and equipment expense	1,317	1,259
Data processing expense	596	682
Advertising and marketing expense	457	392
Professional fees	458	343
Bank franchise taxes	203	137
FDIC insurance expense	514	490
Gains, losses on sales and writedowns of other real estate owned, net	582	566
Other real estate owned expense	250	314
Directors’ fees	217	227
Other expense	1,222	1,047
Total noninterest expense	11,058	10,351
Net income before income taxes	4,069	2,523
Income tax expense (benefit)	1,340	(2,073)
Net income	$2,729	$4,596
Effective dividends on preferred stock	846	534
Accretion of discount on preferred stock	142	75
Net income available to common stockholders	$1,741	$3,987
Basic earnings per common share	$0.53	$1.22
Diluted earnings per common share	$0.48	$1.22
Weighted average common shares outstanding	3,269,063	3,259,424
Diluted average common shares outstanding	4,416,679	3,259,424

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the years ended December 31, 2013 and 2012

Dollars In Thousands	2013	2012
Net income	$2,729	$4,596

Other comprehensive (loss) income, net of deferred taxes:
Net unrealized holding (losses) gains on securities available for sale during the period	(2,898)	1,195
Deferred income tax benefit (expense) on unrealized holding (losses) gains on securities available for sale	979	(768)
Reclassification adjustment for gains included in net income	(152)	(131)
Tax expense related to realized gains on securities sold	52	45
Total other comprehensive (loss) income	(2,019)	341
Comprehensive income	$710	$4,937

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2013 and 2012

Dollars in Thousands

	Preferred Stock Series A & B	Preferred Stock Series C	Common Stock	Surplus	Retained Deficit	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$10,374	$-	$16,167	$15,458	$(9,773)	$(217)	$1,079	$33,088
Net income					4,596			4,596
Other comprehensive income, net of tax							341	341
Preferred stock dividend paid					(1,335)			(1,335)
Accretion of discount on preferred stock					(75)	75		–
Stock based compensation				29				29
Balance, December 31, 2012	$10,374	$-	$16,167	$15,487	$(6,587)	$(142)	$1,420	$36,719
Net income					2,729			2,729
Other comprehensive loss, net of tax							(2,019)	(2,019)
Restricted stock awarded			184	(184)				–
Preferred stock issued		13,293						13,293
Preferred stock redeemed	(10,374)							(10,374)
Preferred stock dividend paid					(846)			(846)
Accretion of discount on preferred stock					(142)	142		–
Stock based compensation				36				36
Balance, December 31, 2013	$-	$13,293	$16,351	$15,339	$(4,846)	$-	$(599)	$39,538

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the years ended December 31, 2013 and 2012

Dollars in Thousands	2013	2012
Cash flows from operating activities:
Net income	$2,729	$4,596
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	539	508
Provision for loan losses	125	1,408
Amortization of premium on securities, net	2,261	774
Gains, losses on sales and writedowns of other real estate , net	582	566
Gains on sales of investment securities	(152)	(131)
Losses on disposal of fixed assets	114	12
Increase in value of bank owned life insurance	(18)	-
Stock compensation expense	36	29
Deferred tax expense (benefit)	1,272	(2,926)
Changes in assets and liabilities:
Accrued income	(287)	(218)
Other assets	945	1,039
Accrued interest payable	(46)	(103)
Other liabilities	(602)	(104)
Net cash flows provided by operating activities	7,498	5,450
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	(542)	10,167
Purchases of investment securities	(18,739)	(18,639)
Sales, maturities, and calls of available for sale securities	19,124	24,802
Redemption (purchase) of restricted equity securities, net	27	(201)
Net increase in loans	(24,803)	(29,120)
Proceeds from sales of other real estate	1,826	1,723
Purchases of bank owned life insurance	(3,500)	-
Purchases of property and equipment	(3,063)	(692)
Proceeds from disposals of property and equipment	9	-
Net cash flows used in investing activities	(29,661)	(11,960)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	13,605	5,805
Net increase (decrease) in interest-bearing deposits	16,168	(3,444)
Net (decrease) increase in short-term borrowings	42	(233)
Net increase in FHLB borrowings	-	3,000
Preferred stock issue, net	13,293	-
Preferred stock redeemed	(10,374)	-
Preferred stock dividend payment	(846)	(1,335)
Net cash flows provided by financing activities	31,888	3,793
Net increase (decrease) in cash and cash equivalents	9,725	(2,717)
Cash and cash equivalents, beginning	9,812	12,529
Cash and cash equivalents, ending	$19,537	$9,812
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,268	$2,842
Cash payments for income taxes	$38	$73
Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$1,613	$1,665

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the valuation of deferred tax assets. Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate (as applicable) is susceptible to changes in local market conditions.

Subsequent Events

In preparing these financial statements the Company has evaluated events and transactions for potential recognition of disclosure through the date the financials were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from correspondent banks. For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet caption “cash and due from banks”.

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

●

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

●

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

●	Residential real estate loans carry risks associated with the continued credit worthiness of the borrower and changes in the value of the collateral.

●

Commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

●

Commercial, industrial and agricultural loans carry risks associated with the successful operation of a business. In addition, there is risk associated with the value of the collateral which may depreciate over time and cannot be appraised with as much precision.

●	Equity lines of credit carry risks associated with the continued credit worthiness of the borrower and changes in the value of the collateral.

●

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

●

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●

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

●

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

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a non-accrual classification and are considered impaired.

●

Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

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

Bank Owned Life Insurance

The Company purchased life insurance policies during 2013 on certain key executives. These policies are recorded at their cash surrender value. Increases in the cash surrender value of the life insurance contracts are included in noninterest income in the consolidated income statement caption “other income.”

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

Advertising Expense

The Company expenses advertising and marketing costs as they are incurred. For the years ended December 31, 2013 and 2012, advertising and marketing expense was $457 thousand and $392 thousand, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. There are no unrecognized tax benefits as of December 31, 2013 and 2012.

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

Credit Related Financial Instruments

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

Note 2. Investment Securities

Amortized cost and fair value of securities available for sale are as follows:

(Dollars In Thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$26,489	$235	$(440)	$26,284
Mortgage-backed securities	15,328	193	(160)	15,361
Municipal securities	17,012	68	(803)	16,277
	$58,829	$496	$(1,403)	$57,922

(Dollars In Thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$28,825	$1,049	$(32)	$29,842
Mortgage-backed securities	21,533	486	(35)	21,984
Municipal securities	10,965	698	(23)	11,640
	$61,323	$2,233	$(90)	$63,466

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

At December 31, 2013, the Company does not consider any security in an unrealized loss position to be other-than-temporarily impaired.

U.S. Government and federal agency securities. The unrealized losses on nineteen of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Mortgage-backed securities. The unrealized losses on ten of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Municipal securities. The unrealized losses on thirty-six of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2013 and 2012.

(Dollars In Thousands)	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$9,676	$(341)	$1,897	$(99)	$11,573	$(440)
Mortgage-backed securities	5,964	(134)	1,042	(26)	7,006	(160)
Municipal securities	12,253	(683)	1,185	(120)	13,438	(803)
	$27,893	$(1,158)	$4,124	$(245)	$32,017	$(1,403)

(Dollars In Thousands)	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$-	$-	$3,400	$(32)	$3,400	$(32)
Mortgage-backed securities	-	-	3,701	(35)	3,701	(35)
Municipal securities	-	-	1,595	(23)	1,595	(23)
	$-	$-	$8,696	$(90)	$8,696	$(90)

The amortized cost and estimated fair value of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$-	$-
Over one through five years	768	781
Over five through ten years	10,504	10,335
Greater than 10 years	47,557	46,806
	$58,829	$57,922

Proceeds from the sales, maturities and calls of securities available for sale in 2013 and 2012 were $19.1 million and $24.8 million, respectively. The Company realized $152 thousand in net gains on sales of twenty five available for sale securities in 2013, compared to $131 thousand from the sales of six securities in the prior year.  The net gain in 2013 included gross gains of $261 thousand, and gross losses of $109 thousand. The prior year included gross gains of $131 thousand and no gross losses. Total pledged securities had a fair market value of $11.7 million at December 31, 2013 and $16.1 million at December 31, 2012. Securities having a fair market value of $5.2 million were pledged to secure public deposits, while securities pledged to secure Federal Home Loan Bank borrowings totaled $4.4 million. $2.1 million in securities were pledged for other purposes at December 31, 2013.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2013 and 2012 were as follows:

(Dollars In Thousands)	December 31,
	2013	2012
Construction:
Residential	$6,768	$5,036
Land acquisition, development & commercial	20,904	20,198
Real Estate:
Residential	72,934	69,691
Commercial	126,100	109,302
Commercial, industrial & agricultural	42,155	42,382
Equity lines	20,374	20,504
Consumer	8,698	7,824
Total loans	$297,933	$274,937
Less allowance for loan losses	(3,721)	(3,790)
Loans, net	$294,212	$271,147

The past due and nonaccrual status of loans as of December 31, 2013 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$-	$-	$-	$-	$6,768	$6,768	$-
Land acquisition, development & commercial	-	-	-	-	20,904	20,904	-
Real Estate:
Residential	-	-	931	931	72,003	72,934	707
Commercial	-	-	-	-	126,100	126,100	-
Commercial, industrial & agricultural	270	44	36	350	41,805	42,155	193
Equity lines	203	-	59	262	20,112	20,374	59
Consumer	16	-	30	46	8,652	8,698	30
Total	$489	$44	$1,056	$1,589	$296,344	$297,933	$989

The past due and nonaccrual status of loans as of December 31, 2012 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$-	$-	$-	$-	$5,036	$5,036	$-
Land acquisition, development & commercial	-	723	1,034	1,757	18,441	20,198	1,756
Real Estate:
Residential	-	562	184	746	68,945	69,691	582
Commercial	-	-	236	236	109,066	109,302	236
Commercial, industrial & agricultural	-	157	-	157	42,225	42,382	-
Equity lines	60	-	115	175	20,329	20,504	115
Consumer	-	-	-	-	7,824	7,824	-
Total	$60	$1,442	$1,569	$3,071	$271,866	$274,937	$2,689

There was one loan for $223 thousand that was past due ninety days or more and still accruing interest at December 31, 2013. There were no loans past due ninety days or more and still accruing interest at December 31, 2012.

Impaired loans, which include TDRs of $6.3 million and the related allowance at December 31, 2013, were as follows:

December 31, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	1,550	1,550	-	1,550	67
Real Estate:
Residential	412	412	-	415	18
Commercial	9,266	9,266	-	9,365	442
Commercial, industrial & agricultural	283	283	-	733	46
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with no allowance	$11,511	$11,511	$-	$12,063	$573

December 31, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real Estate:
Residential	438	438	163	439	16
Commercial	-	-	-	-	-
Commercial, industrial & agricultural	41	41	10	34	1
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$479	$479	$173	$473	$17

Impaired loans, which include TDRs of $6.5 million and the related allowance at December 31, 2012, were as follows:

December 31, 2012 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	3,632	3,692	-	3,647	187
Real Estate:
Residential	611	611	-	611	23
Commercial	9,018	9,018	-	9,018	440
Commercial, industrial & agricultural	916	916	-	916	33
Equity lines	115	439	-	115	-
Consumer	-	-	-	-	-
Total loans with no allowance	$14,292	$14,676	$-	$14,307	$683

December 31, 2012 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real Estate:
Residential	199	199	137	199	13
Commercial	1,139	1,139	71	1,139	74
Commercial, industrial & agricultural	-	-	-	-	-
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$1,338	$1,338	$208	$1,338	$87

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of three loans totaling $6.3 million at December 31, 2013.  Two of the three loans totaling $6.3 million at year end 2013 are included in impaired loans, but are performing in accordance with their restructured terms and are not on nonaccrual status.  The remaining $30 thousand loan is past due and included in loans 60-89 days past due and nonaccrual loans at year end 2013.  This compares with $6.5 million in total restructured loans at December 31, 2012.  One of the loans classified as a TDR at the end of the 2012 deteriorated further in 2013, resulting in a partial charge-off of $154 thousand.  There was no valuation allowance related to total TDR’s at December 31, 2013, compared to $137 thousand of the valuation allowance related to total TDR’s as of December 31, 2012.

For the year ended December 31, 2013, there were no loans modified in a TDR.

The following table presents by class of loan, information related to loans modified in a TDR during 2012:

Loans modified as TDR's For the year ended December 31, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in Thousands)
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

Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2013, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2013	Allowance for loan losses							Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$117	$-	$-	$39	$156	$-	$156	$6,768	$-	$6,768
Land acquisition, development & commercial	811	-	-	61	872	-	872	20,904	1,550	19,354
Real estate:
Residential	725	(446)	81	507	867	163	704	72,934	850	72,084
Commercial	1,054	(88)	298	(256)	1,008	-	1,008	126,100	9,266	116,834
Commercial, industrial & agricultural	459	(27)	-	(105)	327	10	317	42,155	324	41,831
Equity lines	386	-	2	(3)	385	-	385	20,374	-	20,374
Consumer	145	(14)	-	(68)	63	-	63	8,698	-	8,698
Unallocated	93	-	-	(50)	43	-	43	-	-	-
Total	$3,790	$(575)	$381	$125	$3,721	$173	$3,548	$297,933	$11,990	$285,943

The following table presents, as of December 31, 2012, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2012	Allowance for loan losses							Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$90	$-	$-	$27	$117	$-	$117	$5,036	$-	$5,036
Land acquisition, development & commercial	953	(519)	-	377	811	-	811	20,198	3,632	16,566
Real estate:
Residential	538	(151)	-	338	725	137	588	69,691	810	68,881
Commercial	1,314	(478)	18	200	1,054	71	983	109,302	10,157	99,145
Commercial, industrial & agricultural	628	(71)	-	(98)	459	-	459	42,382	916	41,466
Equity lines	313	(393)	-	466	386	-	386	20,504	115	20,389
Consumer	143	(4)	1	5	145	-	145	7,824	-	7,824
Unallocated	-	-	-	93	93	-	93	-	-	-
Total	$3,979	$(1,616)	$19	$1,408	$3,790	$208	$3,582	$274,937	$15,630	$259,307

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total
Construction loans:
Residential	$6,768	$-	$-	$-	$6,768
Land acquisition, development & commercial	19,336	-	1,568	-	20,904
Real estate loans:
Residential	67,548	4,455	223	708	72,934
Commercial	121,970	510	3,620	-	126,100
Commercial, industrial, agricultural	41,051	96	815	193	42,155
Equity lines	20,316	-	-	58	20,374
Consumer	8,668	-	-	30	8,698
Total Loans	$285,657	$5,061	$6,226	$989	$297,933

At December 31, 2013, the Company does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total
Construction loans:
Residential	$5,036	$-	$-	$-	$5,036
Land acquisition, development & commercial	16,479	-	1,963	1,756	20,198
Real estate loans:
Residential	63,299	5,581	229	582	69,691
Commercial	103,010	2,479	3,577	236	109,302
Commercial, industrial, agricultural	41,313	131	938	-	42,382
Equity lines	20,364	25	-	115	20,504
Consumer	7,824	-	-	-	7,824
Total Loans	$257,325	$8,216	$6,707	$2,689	$274,937

At December 31, 2012, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	1,613	—	1,613
Writedowns	—	(608)	(608)
Sales	(2,048)	248	(1,800)
Balance at the end of the year	$9,078	$(935)	$8,143

Changes in foreclosed properties for 2012 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,893	$(331)	$9,562
Additions	1,665	—	1,665
Writedowns	—	(486)	(486)
Sales	(2,045)	242	(1,803)
Balance at the end of the year	$9,513	$(575)	$8,938

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2013 and December 31, 2012 were as follows:

(Dollars In Thousands)	2013	2012
Residential homes	$-	$1,277
Residential lots	3,472	2,855
Residential development	-	466
Commercial lots	1,076	271
Commercial buildings	3,595	4,069
Total Other Real Estate Owned	$8,143	$8,938

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2013 and 2012 were as follows:

(Dollars In Thousands)	2013	2012
Land	$4,257	$3,957
Buildings and improvements	6,061	3,698
Leasehold improvements	2,129	2,390
Furniture and equipment	2,731	2,271
Software	458	449
Construction in process	97	279
Property and equipment, total	15,733	13,044
Less accumulated depreciation and amortization	3,578	3,290
Property and equipment, net	$12,155	$9,754

Depreciation and amortization expense was $539 thousand and $508 thousand for the years ended December 31, 2013 and 2012, respectively.

Leases

The Company currently leases its main office under a non-cancelable lease agreement. The lease expires December 15, 2015 and provides an option to extend the lease for two additional five-year periods. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The Company currently leases a branch location under a non-cancelable lease agreement. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The lease expires on July 31, 2016 and provides one remaining option to extend the lease for an additional five-year period. The Company currently leases space to operate an automated teller machine under a non-cancelable lease agreement. The lease expires April 1, 2021 and provides an option to extend the lease for two additional five-year periods. Terms of the agreement provide for an annual rental increase of three percent over the rent for the immediately preceding lease year.

The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2013 were as follows:

(Dollars In Thousands)	2013
2014	$267
2015	268
2016	67
2017	11
2018	12
Thereafter	27
Total	$652

Rent expense for the years ended December 31, 2013 and 2012 was $324 thousand and $315 thousand, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of one hundred thousand dollars or more at December 31, 2013 and 2012 were $70.3 million and $66.6 million, respectively.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2013
2014	$82,046
2015	18,600
2016	8,943
2017	13,492
2018	9,080
Total	$132,161

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2013 and 2012, brokered deposits totaled $37.0 million and $35.9 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets.

Note 8. Short Term Borrowings

Short term borrowings consist of the following at December 31, 2013 and 2012:

(Dollars In Thousands)	2013	2012
Securities sold under agreements to repurchase	$258	$216

Weighted average interest rate	0.51%	0.51%

Short term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. At December 31, 2013, the Bank had established $19.0 million in unsecured federal funds lines of credit and another $8.0 million secured line of credit.  At year-end 2013, there was no balance outstanding on any line of credit.

Note 9. Federal Home Loan Bank Borrowings

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $22.0 million as of December 31, 2013 and 2012. The long-term debt at December 31, 2013 is comprised of one convertible advance in the amount of $4 million, one fixed rate advance in the amount of $3 million, one fixed rate advance in the amount of $12 million, and one variable rate advance in the amount of $3 million. The Federal Home Loan Bank of Atlanta has the option to convert the convertible advance on the conversion date below, and on any quarterly interest payment date thereafter, with at least two business days’ notice. If called, the advance will be converted into a 3-month London Interbank Offered Rate (LIBOR) based adjustable rate credit. The variable rate advance provided short-term financing at the FHLB’s equivalent of a Fed Funds rate with the ability to prepay without a penalty.

At December 31, 2013 and 2012, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2013	2012
September 7, 2007	September 7, 2017	March 7, 2011	3.690%	$4,000	$4,000
July 27, 2011	July 28, 2014		2.190%	3,000	3,000
April 13, 2012	April 13, 2016		1.265%	12,000	12,000
November 7, 2012	November 7, 2013		0.355%	−	3,000
December 11, 2013	December 11, 2014		0.355%	3,000	−
				$22,000	$22,000

The Company had collateral pledged on these borrowings at December 31, 2013 including real estate loans totaling $43.1 million, investment securities totaling $4.4 million, and Federal Home Loan Bank stock with a book value of $1.4 million.

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

Bank owned life insurance: Bank owned life insurance represents insurance policies on certain officers of the Company. The cash values are estimates using information provided by insurance carriers. These polices are carried at their cash surrender value, which approximates fair value.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,284		$26,284
Mortgaged-backed securities	15,361		15,361
Municipal securities	16,277		16,277

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$29,842		$29,842
Mortgaged-backed securities	21,984		21,984
Municipal securities	11,640		11,640
Derivative assets	67		67
Liabilities:
Derivative liabilities	$67		$67

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012.

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$306		$-	$306
Other real estate owned	8,143		3,745	4,398

(Dollars In Thousands)		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$1,130		$62	$1,068
Other real estate owned	8,938		4,382	4,556

At December 31, 2013 and December 31, 2012, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2013:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$306	Discounted appraised value	Selling cost	10%	-	10%	(10%	)
			Discount for lack of marketability and age of appraisal	32%	-	32%	(32%	)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	0%	-	6%	(5%	)
			Discount for lack of marketability and age	0%	-	25%	(9%	)

	$2,940	Internal evaluations	Internal evaluations	10%	-	10%	(10%	)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$1,068	Discounted appraised value	Selling cost	6%	-	10%	(10%	)
			Discount for lack of marketability and age of appraisal	0%	-	10%	(7%	)

Other real estate owned	$2,177	Discounted appraised value	Selling cost	6%	-	10%	(10%	)
			Discount for lack of marketability and age	0%	-	30%	(1%	)

	$2,379	Internal evaluations	Internal evaluations	10%	-	50%	(13%	)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the consolidated balance sheet for cash on hand and amounts due from correspondent banks approximate their fair values. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of contractual maturities on such time deposits.

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At December 31, 2013 and 2012, management believes the carrying value of federal funds sold approximates estimated market value.

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

Bank owned life insurance: The cash values of these policies are estimates using information provided by insurance carriers. The policies are carried at their cash surrender value, which approximates fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of contractual maturities on such time deposits.

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At December 31, 2013 and 2012, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2013 and 2012, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2013:

(Dollars In Thousands)		Fair value at December 31, 2013
Description	Carrying value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$19,537	$17,537		$2,004	$19,541
Federal funds sold	738	738			738
Securities available-for-sale	57,922		57,922		57,922
Restricted equity securities	2,564		2,564		2,564
Loans, net	294,212			293,135	293,135
Bank owned life insurance	3,518		3,518		3,518
Accrued income	1,877		1,877		1,877
Financial liabilities
Total deposits	339,770		327,514		327,514
Short term borrowings	258		258		258
FHLB borrowings	22,000		22,560		22,560
Accrued interest payable	286		286		286

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2012:

(Dollars In Thousands)		Fair value at December 31, 2012
Description	Carrying value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$9,812	$9,812			$9,812
Federal funds sold	196	196			196
Securities available-for-sale	63,466		63,466		63,466
Restricted equity securities	2,591		2,591		2,591
Loans, net	271,147			272,981	272,981
Accrued income	1,590		1,590		1,590
Derivative assets	67		67		67
Financial liabilities
Total deposits	309,997		310,453		310,453
Short term borrowings	216		216		216
FHLB borrowings	22,000		22,862		22,862
Accrued interest payable	332		332		332
Derivative liabilities	67		67		67

Note 11. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Years Ended December 31,
	2013			2012
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,269,063	$1,741	$0.53	3,259,424	$3,987	$1.22
Series C Preferred Stock Dividends		390			-
Effect of dilutive securities:
Convertible preferred stock	1,147,616		(0.05)	-	-	-
Earnings per common share, diluted	4,416,679	$2,131	$0.48	3,259,424	$3,987	$1.22

At December 31, 2013 and 2012, stock options to purchase 391,710 and 459,690 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive.

Note 12. Stock Based Compensation

The Company recorded stock based compensation expense of $36 thousand and $29 thousand for the years ended December 31, 2013 and 2012, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No options were granted in the years ended December 31, 2013 or 2012. All previously issued options were fully vested by the end of 2012. Total compensation related to stock options was $1 thousand in 2012 compared to none in 2013.

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2012	459,690	$9.31
Granted	-	-
Exercised	-	-
Forfeited	(67,980)	10.00
Balance at December 31, 2013	391,710	$9.34	$-	2.54
Exercisable at December 31, 2013	391,710	$9.34	$-	2.54

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $36 thousand in 2013 and $28 thousand in 2012. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2013 was $5.98 compared to $4.20 in 2012.  The Company granted 7,781 and 20,971 shares of restricted stock under the plan in 2013 and 2012, respectively.

As of December 31, 2013, there was $107 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2018. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2013		2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	25,896	$4.76	6,566	$7.16
Granted	7,781	5.98	20,971	4.20
Vested	(5,831)	5.03	(1,641)	7.16
Cancelled	–	–	–	–
Nonvested at end of year	27,846	$5.05	25,896	$4.76

Note 13. Employee Benefit Plans

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $180 thousand and $157 thousand for the years ended December 31, 2013 and 2012, respectively.

The Company has Supplemental Executive Retirement Plan (the “SERP”) for certain key officers. The plan provides the participating officers with supplemental retirement income. The SERP provides lifetime payments equal to 20% of a participant’s average annual base salary for the five years immediately prior to retirement. There is an incentive formula with an additional benefit of 20% of a participant’s average annual base salary for the five years immediately prior to retirement if performance targets set by the Board of Directors are met. The SERP contains provisions for disability and survivor benefits, a benefits vesting schedule based on age attained and automatic full vesting in the event of a change in control of the Company. The funding mechanism for the plan is Bank Owned Life Insurance policies on the lives of the participants.

Note 14. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010. The Company has operating loss carryforwards of $889 thousand for federal income tax purposes that may be used to offset future taxable income. If not previously utilized, the federal loss carryforwards will begin to expire in 2025.

The current and deferred components of income tax expense (benefit) for the periods ended December 31, 2013 and 2012 are as follows:

(Dollars In Thousands)	2013	2012
Current	$68	$853
Deferred	1,272	(1)
Deferred tax asset valuation allowance change	-	(2,925)
Income tax expense (benefit)	$1,340	$(2,073)

Rate Reconciliation

Total income tax expense (benefit) differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following.

(Dollars In Thousands)	2013	2012
Tax at statutory federal rate	$1,384	$858
Tax-exempt interest income	(96)	(16)
Tax-exempt interest disallowance	26	1
Other	26	9
Deferred tax asset valuation allowance change	-	(2,925)
Income tax expense (benefit)	$1,340	$(2,073)

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31, 2013 and 2012 are summarized as follows:

(Dollars In Thousands)	2013	2012
Deferred tax assets
Net operating losses	$302	$1,362
Alternative minimum tax	98	62
Pre-opening expenses	110	126
Allowance for loan losses	675	694
Stock-based compensation	236	236
Other real estate expenses	290	449
Unrealized loss on securities available for sale	308	-
Other	25	23
Deferred tax asset	2,044	2,952
Deferred tax liabilities
Depreciation	297	329
Unrealized gain on securities available for sale	-	723
Accretion of bond discount	1	7
Deferred loan fees	587	493
Deferred tax liability	885	1,552
Net Deferred tax asset	$1,159	$1,400

Note 15. Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. The Company was not involved in any litigation for the year ended December 31, 2013.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the Company’s commitments at December 31, 2013 and 2012 is as follows (dollars in thousands):

(Dollars In Thousands)	2013	2012

Commitments to extend credit	$19,164	$16,073

Unfunded commitments under lines of credit	41,056	30,781

Standby letters of credit	4,040	3,346

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2013 and 2012, these reserve balances amounted to $3.3 million and $3.9 million, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits. Balances in excess of FDIC insured amounts totaled $6,846,000 and $4,018,000 at December 31, 2013 and 2012, respectively.

Financial Derivatives

Financial Derivatives are reported at fair value in other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. In 2008, the Company entered into interest rate swaps to facilitate customer transactions in connection with their financing needs. Upon entering into swaps with the borrowers to meet their financing needs, the Company entered into offsetting positions with counterparties to minimize risk to the Company. These back-to-back swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with borrowers and counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no risk. The interest rate swaps entered into in 2008 matured in June, 2013. At year-end 2013, the Company did not hold any interest rate swaps.

A summary of the Company’s interest rate swaps is as follows (dollars in thousands):

(Dollars In Thousands)	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$–	$–	$(2,812)	$(67)
Pay variable / receive fixed swaps	–	–	2,812	67
Total	$–	$–	$–	$–

Note 16. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2013 there were no retained earnings available from which to pay dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2013, management believes the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

December 31, 2013	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$43,858	14.0%	$25,077	8.0%	N/A	N/A
HomeTown Bank	$42,516	13.6%	$25,077	8.0%	$31,346	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$40,137	12.8%	$12,538	4.0%	N/A	N/A
HomeTown Bank	$38,795	12.4%	$12,538	4.0%	$18,808	6.0%
Tier I Capital (to Average Assets)
Consolidated	$40,137	10.2%	$15,719	4.0%	N/A	N/A
HomeTown Bank	$38,795	9.9%	$15,719	4.0%	$19,648	5.0%

December 31, 2012	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$38,818	13.8%	$22,499	8.0%	N/A	N/A
HomeTown Bank	$37,243	13.2%	$22,499	8.0%	$28,124	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$35,299	12.6%	$11,250	4.0%	N/A	N/A
HomeTown Bank	$33,724	12.0%	$11,250	4.0%	$16,874	6.0%
Tier I Capital (to Average Assets)
Consolidated	$35,299	9.5%	$14,877	4.0%	N/A	N/A
HomeTown Bank	$33,724	9.1%	$14,877	4.0%	$18,596	5.0%

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

Aggregate loan transactions with related parties were as follows:

(Dollars In Thousands)	2013	2012

Balance, beginning	$8,140	$8,027
New loans	5,182	7,854
Repayments	(5,042)	(7,741)
Balance, ending	$8,280	$8,140

Aggregate deposit balances with related parties at December 31, 2013 and 2012 were $5,994,000 and $4,696,000, respectively.

Note 18. Capital Transactions

The Department of the Treasury created the Troubled Asset Relief Program in 2008 to make capital available to certain U.S. financial institutions through the Capital Purchase Program. Under this program, the Treasury would purchase preferred stock with an initial cumulative dividend rate of 5% and received warrants to purchase additional preferred stock with a cumulative dividend rate of 9%. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

On September 18, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury, pursuant to which the Company sold $10 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant to purchase $374 thousand of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B. The Warrant was exercised immediately, and the discount accreted until the shares were redeemed in 2013.

The Preferred Stock qualified as Tier 1 capital. The cumulative dividend rate for Series A was 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Series B paid cumulative dividends at a rate of 9% per annum. For the year through the September 23, 2013 redemption of the Series A and B preferred stock, the Company paid a total of $457 thousand in dividends. The Company paid a total of $1.3 million in dividends on Series A and B preferred stock in 2012.  Of the total dividends paid, $534 thousand were for 2012 and $800 thousand were for 2011.  Due to the net loss incurred in 2010, the Company was prohibited from paying dividends during 2011 on the preferred stock.

On October 31, 2012, the Company's $10 million of Series A Preferred Stock and $374 thousand Series B Preferred Stock were sold by the Treasury as part of its efforts to manage and recover its investments under the TARP. While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.

On June 28, 2013 HomeTown Bankshares Corporation completed a $14,000,000 private placement of its convertible preferred stock. Pursuant to the terms of the Private Placement Memorandum, dated April 17, 2013, and amended thereafter, the Company sold 14,000 shares of its 6.0% Series C NonCumulative Perpetual Convertible Preferred Stock at a price of $1,000 per share. The convertible preferred stock pays quarterly dividends equivalent to six percent (6%) per annum, and is convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment. The Company paid $389 thousand in dividends on Series C preferred stock in 2013.

On September 24, 2013, the Company used the net proceeds from this offering to redeem the $10,374,000 of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B. The remaining proceeds have and will be used to support future growth and for general corporate purposes.

Note 19. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the years ended December 31, 2013 and 2012 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Years Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2013	2012
Available for sale securities
Realized gains on sales of securities held for sale during the period	$152	$131	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	52	45	Income tax expense
	$100	$86	Net income

Note 20. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows. The parent company was formed on September 4, 2009.

CONDENSED BALANCE SHEETS
Dollars In Thousands	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$1,352	$721
Investment in bank subsidiary	38,195	35,853
Other assets	–	145
Total assets	$39,547	$36,719
Liabilities and Stockholders’ Equity
Total liabilities	$9	–
Stockholders’ equity:
Total stockholders’ equity	39,538	36,719
Total liabilities and stockholders’ equity	$39,547	$36,719

CONDENSED STATEMENTS OF INCOME
Dollars In Thousands	For the year ended December 31, 2013	For the year ended December 31, 2012
Expenses	$(145)	$(140)
Net loss before income taxes	(145)	(140)
Income tax benefit	49	49
Net loss before equity in undistributed net income of subsidiary	(96)	(91)
Undistributed net income of subsidiary	2,825	4,687
Net Income	$2,729	$4,596

CONDENSED STATEMENTS OF CASH FLOWS
Dollars In Thousands	For the year ended December 31, 2013	For the year ended December 31, 2012
Cash flows from operating activities:
Net income	$2,729	$4,596
Equity in undistributed net income of subsidiary bank	(2,825)	(4,687)
Decrease (increase) in other assets	145	(145)
Increase in other liabilities	9	–
Net cash flows provided by (used in) operating activities	58	(236)

Cash flows from investing activities:
Capital contribution to bank subsidiary	(1,500)	–
Net cash flows used in investing activities	(1,500)	–

Cash flows from financing activities:
Issuance of preferred stock net of issuance costs	13,293	–
Preferred stock redeemed	(10,374)	–
Preferred dividend payment	(846)	(1,335)
Net cash flows provided by (used in) financing activities	2,073	(1,335)

Net increase (decrease) in cash and cash equivalents	631	(1,571)

Cash and cash equivalents, beginning	721	2,292
Cash and cash equivalents, ending	$1,352	$721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 27, 2014

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

Management assessed the effectiveness of HomeTown Bankshares’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 1992. Based on this assessment, management believes that, as of December 31, 2013, HomeTown Bankshares’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.        OTHER INFORMATION

None.

PART III

ITEM  10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to the Bank’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item relating to the Company’s Audit Committee is included under the captions “Item 1: Election of Directors,” “Audit Committee Matters” and “—Audit Committee Report” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	391,710	(2)	$9.34	158,290	(3)
Equity compensation plans not approved by security holders	0		N/A	104,154	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(3)	Represents shares available for future issuance under the 2005 Stock Option Plan
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
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

10.11*	Supplemental Executive Retirement Plan by and between Hometown Bank and Susan K. Still.

10.12*	Supplemental Executive Retirement Plan by and between Hometown Bank and Charles W. Maness, Jr.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

____________________

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

HOMETOWN BANKSHARES CORPORATION

Date: March 27, 2014	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 27, 2014
Susan K. Still	Chief Executive Officer (principal executive officer)

Director
George B. Cartledge, Jr.

/S/ NANCY H. AGEE	Director	March 27, 2014
Nancy H. Agee

/S/ WARNER N. DALHOUSE	Director	March 27, 2014
Warner N. Dalhouse

/S/ VICTOR F. FOTI	Director	March 27, 2014
Victor F. Foti

/S/ DANIEL D. HAMRICK	Director	March 27, 2014
Daniel D. Hamrick

Director
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 27, 2014
James M. Turner, Jr.

/S/ CHARLES W. MANESS, JR.	Chief Financial Officer	March 27, 2014
Charles W. Maness, Jr.	(principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as amended incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2011.

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

10.11*	Supplemental Executive Retirement Plan by and between Hometown Bank and Susan K. Still.

10.12*	Supplemental Executive Retirement Plan by and between Hometown Bank and Charles W. Maness, Jr.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

_____________

*	Denotes management contract or compensatory plan or arrangement.
**

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.