Form 10-Q
period 2014-03-31
HomeTown Bankshares Corp
filed 2014-05-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014.

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

As of May 14, 2014, 3,287,567 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

Dollars In Thousands, Except Share and Per Share Data	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$15,784	$19,537
Federal funds sold	498	738
Securities available for sale, at fair value	57,350	57,922
Restricted equity securities, at cost	2,363	2,564
Loans held for sale	509	−
Loans, net of allowance for loan losses of $3,789 in 2014 and $3,721 in 2013	307,988	294,212
Property and equipment, net	12,435	12,155
Other real estate owned, net of valuation allowance of $513 in 2014 and $935 in 2013	7,175	8,143
Bank owned life insurance	3,543	3,518
Deferred tax asset, net	569	1,159
Accrued income	1,899	1,877
Other assets	630	612
Total assets	$410,743	$402,437

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$44,888	$46,232
Interest-bearing	303,757	293,538
Total deposits	348,645	339,770
Short term borrowings	1,001	258
Federal Home Loan Bank borrowings	19,000	22,000
Accrued interest payable	271	286
Other liabilities	1,167	585
Total liabilities	370,084	362,899
Commitments and contingencies	−	−

Stockholders’ Equity:
Convertible preferred stock, no par value; Series C 14,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	13,293	13,293
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 3,287,567(includes 37,727 restricted shares) at March 31, 2014 and 3,270,299 (includes 27,846 restricted shares) at December 31, 2013	16,438	16,351
Surplus	15,263	15,339
Retained deficit	(4,253)	(4,846)
Accumulated other comprehensive loss	(82)	(599)
Total stockholders’ equity	40,659	39,538
Total liabilities and stockholders’ equity	$410,743	$402,437

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the Three Months Ended March 31, 2014 and 2013

	For the Three Months Ended March 31,
	2014	2013
Dollars In Thousands, Except Share and Per Share Data	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,695	$3,475
Taxable investment securities	263	332
Nontaxable investment securities	94	23
Dividends on restricted stock	32	25
Other interest income	9	10
Total interest and dividend income	4,093	3,865

Interest expense:
Deposits	440	476
Other borrowed funds	94	94
Total interest expense	534	570
Net interest income	3,559	3,295

Provision for loan losses	70	125
Net interest income after provision for loan losses	3,489	3,170

Noninterest income:
Service charges on deposit accounts	91	68
ATM and interchange income	94	77
Mortgage loan brokerage fees	30	80
Gains on sales of investment securities	–	2
Other income	118	90
Total noninterest income	333	317

Noninterest expense:
Salaries and employee benefits	1,412	1,376
Occupancy and equipment expense	366	320
Data processing expense	175	191
Advertising and marketing expense	103	140
Professional fees	73	136
Bank franchise taxes	51	51
FDIC insurance expense	44	142
Gains, losses on sales and writedowns of other real estate owned, net	(5)	2
Other real estate owned expense	64	52
Directors' fees	51	53
Other expense	323	237
Total noninterest expense	2,657	2,700
Net income before income taxes	1,165	787
Income tax expense	362	262
Net income	803	525
Effective dividends on preferred stock	210	133

Accretion of discount on preferred stock	–	20
Net income available to common shareholders	$593	$372
Basic earnings per common share	$0.18	$0.11
Diluted earnings per common share	$0.15	$0.11
Weighted average common shares outstanding	3,276,631	3,265,285
Diluted weighted average common shares outstanding	5,516,631	3,265,285

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Comprehensive Income

For the Three Months ended March 31, 2014 and 2013

	For the Three Months Ended March 31,
Dollars In Thousands	2014	2013
	(Unaudited)	(Unaudited)
Net income	$803	$525

Other Comprehensive Income (Loss):
Other comprehensive income, net of deferred taxes
Net unrealized holding gains (losses) on securities available for sale during the period	782	(254)
Deferred income tax (expense) benefit on unrealized holding gains (losses) on securities available for sale	(265)	80
Reclassification adjustment for gains included in net income	–	(2)
Tax expense related to realized gains on securities sold	–	1
Total other comprehensive income (loss)	517	(175)
Comprehensive income	$1,320	$350

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

	For the Three Months Ended March 31,
Dollars In Thousands	2014	2013
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$803	$525
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	155	129
Provision for loan losses	70	125
Amortization of premium on securities, net	153	189
Gains, losses on sales and writedowns of other real estate, net	(5)	2
Gains on sales of investment securities	–	(2)
Increase in value of life insurance contracts	(25)	–
Stock compensation expense	11	7
Changes in assets and liabilities:
Loans held for sale	(509)	–
Deferred tax asset, net	325	271
Accrued income	(22)	27
Other assets	(18)	636
Accrued interest payable	(15)	(38)
Other liabilities	582	(457)
Net cash flows provided by operating activities	1,505	1,414

Cash flows from investing activities:
Net decrease in federal funds sold	240	149
Purchases of investment securities	(503)	(7,902)
Sales, maturities, and calls of available for sale securities	1,704	5,472
Redemption of restricted equity securities, net	201	233
Net increase in loans	(13,846)	(3,065)
Proceeds from sales of other real estate	973	123
Purchases of property and equipment	(435)	(412)
Net cash flows used in investing activities	(11,666)	(5,402)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(1,344)	2,567
Net increase in interest-bearing deposits	10,219	6,751
Net increase in short-term borrowings	743	447
Net decrease in long-term FHLB borrowings	(3,000)	(3,000)
Preferred stock dividend payment	(210)	(133)
Net cash flows provided by financing activities	6,408	6,632
Net (decrease) increase in cash and cash equivalents	(3,753)	2,644
Cash and cash equivalents, beginning	19,537	9,812
Cash and cash equivalents, ending	$15,784	$12,456

Supplemental disclosure of cash flow information:
Cash payments for interest	$549	$608
Cash payments for income taxes	$17	–

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate	$–	$627

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

Basis of Presentation

The consolidated financial statements as of March 31, 2014 and for the periods ended March 31, 2014 and 2013 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended March 31, 2014 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2013, included in the Company’s Form 10-K for the year ended December 31, 2013.

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

Our accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to Form 10-K for these policies.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2014 and December 31, 2013, are as follows:

(Dollars In Thousands)	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$25,896	$284	$(358)	$25,822
Mortgage-backed securities	14,608	239	(105)	14,742
Municipal securities	16,971	231	(416)	16,786
	$57,475	$754	$(879)	$57,350

(Dollars In Thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$26,489	$235	$(440)	$26,284
Mortgage-backed securities	15,328	193	(160)	15,361
Municipal securities	17,012	68	(803)	16,277
	$58,829	$496	$(1,403)	$57,922

U. S. Government and federal agency securities: The unrealized losses on 19 of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Mortgage-backed securities: The unrealized losses on 7 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Municipal securities: The unrealized losses on 20 of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The following tables demonstrate the unrealized loss position of available-for-sale securities at March 31, 2014 and December 31, 2013.This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	March 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$9,225	$(270)	$1,842	$(88)	$11,067	$(358)
Mortgage-backed securities	3,276	(72)	1,433	(33)	4,709	(105)
Municipal securities	2,933	(96)	4,195	(320)	7,128	(416)
	$15,434	$(438)	$7,470	$(441)	$22,904	$(879)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$9,676	$(341)	$1,897	$(99)	$11,573	$(440)
Mortgage-backed securities	5,964	(134)	1,042	(26)	7,006	(160)
Municipal securities	12,253	(683)	1,185	(120)	13,438	(803)
	$27,893	$(1,158)	$4,124	$(245)	$32,017	$(1,403)

There are 46 debt securities with fair values totaling $22.9 million considered temporarily impaired at March 31, 2014.  As of March 31, 2014, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company did not realize any gains on sales of securities in the first three months of 2014. The Company realized $2 thousand of gains during the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at March 31, 2014, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$—	$—
Over one through five years	746	763
Over five through ten years	10,703	10,609
Greater than 10 years	46,026	45,978
	$57,475	$57,350

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2014 and December 31, 2013 were as follows:

(Dollars In Thousands)	March 31, 2014	December 31, 2013
Construction loans:
Residential	$9,407	$6,768
Land acquisition, development & commercial	21,803	20,904
Real estate:
Residential	77,918	72,934
Commercial	133,433	126,100
Commercial, industrial & agricultural	39,084	42,155
Equity lines	21,380	20,374
Consumer	8,752	8,698
Total	311,777	297,933
Less allowance for loan losses	(3,789)	(3,721)
Loans, net	$307,988	$294,212

The past due and nonaccrual status of loans as of March 31, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$9,407	$9,407	$	−
Land acquisition, development & commercial		−		−		−		−	21,803	21,803		−
Real estate:
Residential		220		−		658		878	77,040	77,918		658
Commercial		2,013		−		−		2,013	131,420	133,433		−
Commercial, industrial & agricultural		18		−		192		210	38,874	39,084		192
Equity lines		41		181		79		301	21,079	21,380		59
Consumer		1		−		−		1	8,751	8,752		28
Total		$2,293		$181		$929		$3,403	$308,374	$311,777		$937

The past due and nonaccrual status of loans as of December 31, 2013 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$6,768	$6,768	$	−
Land acquisition, development & commercial		−		−		−		−	20,904	20,904		−
Real estate:
Residential		−		−		931		931	72,003	72,934		707
Commercial		−		−		−		−	126,100	126,100		−
Commercial, industrial & agricultural		270		44		36		350	41,805	42,155		193
Equity lines		203		−		59		262	20,112	20,374		59
Consumer		16		−		30		46	8,652	8,698		30
Total		$489		$44		$1,056		$1,589	$296,344	$297,933		$989

There was one loan of $20 thousand that was past due ninety days or more and still accruing interest as of March 31, 2014. There was one loan of $223 thousand that was past due ninety days or more and still accruing interest at December 31, 2013.

Impaired loans, which include TDR’s of $6.3 million, and the related allowance at March 31, 2014, were as follows:

March 31, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		1,550		1,550		−		1,550		17
Real estate:
Residential		222		222		−		223		2
Commercial		9,239		9,239		−		9,251		89
Commercial, industrial & agricultural		142		142		−		142		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$11,153		$11,153	$	−		$11,166		$108

March 31, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		436		436		163		436		1
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		40		40		10		26		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$476		$476		$173		$462		$1

Impaired loans, which include TDR’s of $6.3 million, and the related allowance at December 31, 2013, were as follows:

December 31, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		1,550		1,550		−		1,550		67
Real estate:
Residential		412		412		−		415		18
Commercial		9,266		9,266		−		9,365		442
Commercial, industrial & agricultural		283		283		−		733		46
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$11,511		$11,511	$	−		$12,063		$573

December 31, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loan.s		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		438		438		163		439		16
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		41		41		10		34		1
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$479		$479		$173		$473		$17

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of three loans totaling $6.3 million at March 31, 2014.  Two of the three loans included in impaired loans were performing in accordance with their restructured terms and were not on nonaccrual status.  The remaining $28 thousand loan was on nonaccrual status at the end of the first quarter of 2014.  This compares with $6.3 million in total restructured loans at December 31, 2013.

For the three months ended March 31, 2014 and March 31, 2013, no loans were modified as TDR’s. One TDR was classified as a substandard non-accruing loan at March 31, 2014 and 2013. The outstanding balance of the loan was $28 thousand and $189 thousand at March 31, 2014 and March 31, 2013, respectively. At March 31, 2013, this loan had a related valuation allowance of $137 thousand.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company’s allowance for loan losses. When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent. Loans identified as TDRs frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan. As a result of any modification as a TDR, if a specific reserve is associated with the loan it may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

Note 4. Allowance for Loan Losses

The following table presents, as of March 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

March 31, 2014	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$156	$	−	$	−	$64	$220	$	−	$220	$9,407	$	−	$9,407
Land acquisition, development & commercial	872		−		−	76	948		−	948	21,803		1,550	20,253
Real estate:
Residential	867		(23)		34	(32)	846		163	683	77,918		658	77,260
Commercial	1,008		−		−	(23)	985		−	985	133,433		9,239	124,194
Commercial, industrial & agricultural	327		−		−	(39)	288		10	278	39,084		182	38,902
Equity lines	385		−		−	32	417		−	417	21,380		−	21,380
Consumer	63		(13)		−	4	54		−	54	8,752		−	8,752
Unallocated	43		−		−	(12)	31		−	31	−		−	−
Total	$3,721		$(36)		$34	$70	$3,789		$173	$3,616	$311,777		$11,629	$300,148

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2013	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$117	$	−	$	−	$39	$156	$	−	$156	$6,768	$	−	$6,768
Land acquisition, development & commercial	811		−		−	61	872		−	872	20,904		1,550	19,354
Real estate:
Residential	725		(446)		81	507	867		163	704	72,934		850	72,084
Commercial	1,054		(88)		298	(256)	1,008		−	1,008	126,100		9,266	116,834
Commercial, industrial & agricultural	459		(27)		−	(105)	327		10	317	42,155		324	41,831
Equity lines	386		−		2	(3)	385		−	385	20,374		−	20,374
Consumer	145		(14)		−	(68)	63		−	63	8,698		−	8,698
Unallocated	93		−		−	(50)	43		−	43	−		−	−
Total	$3,790		$(575)		$381	$125	$3,721		$173	$3,548	$297,933		$11,990	$285,943

Loans by credit quality indicators as of March 31, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total

Construction loans:
Residential	$9,407	$	−	$	−	$	−	$	−	$9,407
Land acquisition, development & commercial	20,235		−		1,568		−		−	21,803
Real estate:
Residential	72,801		4,425		34		658		−	77,918
Commercial	128,236		1,592		3,605		−		−	133,433
Commercial, industrial & agricultural	38,147		82		663		192		−	39,084
Equity lines	21,202		−		119		59		−	21,380
Consumer	8,724		−		−		28		−	8,752
Total	$298,752		$6,099		$5,989		$937	$	−	$311,777

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total

Construction loans:
Residential	$6,768	$	−	$	−	$	−	$	−	$6,768
Land acquisition, development & commercial	19,336		−		1,568		−		−	20,904
Real estate:
Residential	67,548		4,455		223		708		−	72,934
Commercial	121,970		510		3,620		−		−	126,100
Commercial, industrial & agricultural	41,051		96		815		193		−	42,155
Equity lines	20,316		−		−		58		−	20,374
Consumer	8,668		−		−		30		−	8,698
Total	$285,657		$5,061		$6,226		$989	$	−	$297,933

At March 31, 2014 and December 31, 2013, the Company had no loans classified as Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the three months ended March 31, 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	−	−	−
Writedowns	−	−	−
Sales	(1,390)	422	(968)
Balance at the end of the period	$7,688	$(513)	$7,175

Changes in foreclosed properties for the three months ended March 31, 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	627	−	627
Writedowns	−	−	−
Sales	(130)	5	(125)
Balance at the end of the period	$10,010	$(570)	$9,440

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2014 and December 31, 2013 were as follows:

(Dollars In Thousands)	March 31, 2014		December 31, 2013
Residential homes	$	−	$	−
Residential lots		3,031		3,472
Residential development		423		−
Commercial lots		1,076		1,076
Commercial buildings		2,645		3,595
Total Other Real Estate Owned		$7,175		$8,143

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $11 thousand and $7 thousand for the years to date March 31, 2014 and 2013, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No options were granted during the three months ended March 31, 2014 or 2013. All previously issued options were fully vested by the end of 2012, thus no compensation expense related to stock options was recorded in 2014 or 2013.

The Company has a 2005 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase up to 550,000 shares of the Company’s authorized but unissued common stock.

A summary of option activity under the 2005 stock option plan for the year to date March 31, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2013	391,710	$9.34
Granted	–	–
Exercised	–	–
Forfeited	(1,650)	10.00
Balance at March 31, 2014	390,060	$9.34	$–	2.29
Exercisable at March 31, 2014	390,060	$9.34	$–	2.29

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.

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

The restrictions attached to stock issued under the Plan provide for vesting over a five-year period. During the first quarter of 2014, the Company issued 17,268 shares of stock under the Plan, and in the same period of 2013, the Company issued 7,781 shares of stock under the Plan. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	27,846	$5.05	25,896	$4.76
Granted	17,268	6.25	7,781	5.98
Vested	(7,387)	5.23	(5,831)	5.03
Cancelled	–	–	–	–
Nonvested at end of year	37,727	$5.56	27,846	$5.05

The remaining unamortized compensation expense for restricted stock was $165 thousand at March 31, 2014 and will be recognized over the next 4.9 years. All compensation expense for stock options has been recognized.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(Dollars In Thousands)		Carrying value at March 31, 2014
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$25,822	−	$25,822	−
Mortgaged-backed securities	14,742	−	14,742	−
Municipal securities	16,786	−	16,786	−

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$26,284	−	$26,284	−
Mortgaged-backed securities	15,361	−	15,361	−
Municipal securities	16,277	−	16,277	−

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and a specific reserve is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of any loss. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If carried at market price based on current appraised value using observable market data, it is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraisal value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

 Other Real Estate Owned (OREO): The carrying amount of real estate owned by the Company resulting from foreclosures is estimated at the lesser of cost or the fair value of the real estate based on an observable market price or a current appraised value less selling costs. If carried at market price based on current appraised value using observable market data, it is recorded as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the real estate is further impaired below the appraised value or there is no observable market price, the Company records the real estate as nonrecurring Level 3.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

(Dollars In Thousands)		Carrying value at March 31, 2014
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$303	−	$	−	$303
Other real estate owned	7,175	−		3,745	3,430

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$306	−	$	−	$306
Other real estate owned	8,143	−		3,745	4,398

At March 31, 2014 and December 31, 2013, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following tables display quantitative information about Level 3 Fair Value Measurements for March 31, 2014 and December 31, 2013:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for March 31, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$303	Discounted appraised value	Selling cost	10%	-	10%	(10%	)
			Discount for lack of marketability and age of appraisal	33%	-	33%	(33%	)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	0%	-	6%	(5%	)
			Discount for lack of marketability and age	4%	-	25%	(9%	)

	$1,972	Internal evaluations	Internal evaluations	10%	-	10%	(10%	)

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$306	Discounted appraised value	Selling cost	10%	-	10%	(10%	)
			Discount for lack of marketability and age of appraisal	32%	-	32%	(32%	)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	0%	-	6%	(5%	)
			Discount for lack of marketability and age	0%	-	25%	(9%	)

	$2,940	Internal evaluations	Internal evaluations	10%	-	10%	(10%	)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At March 31, 2014 and December 31, 2013, management believes the carrying value of federal funds sold approximates estimated market value.

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

Loans held for sale: The carrying value of these loans approximates the fair value. These loans close in the name of the bank’s joint venture subsidiary HomeTown Residential Mortgage, LLC, but are generally sold within a two-week period.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At March 31, 2014 and December 31, 2013, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at March 31, 2014 and December 31, 2013:

(Dollars In Thousands)		Fair value at March 31, 2014
Description	Carrying value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$15,784	$13,784	–	$2,029	$15,813
Federal funds sold	498	498	–	–	498
Securities available-for-sale	57,350	–	57,350	–	57,350
Restricted equity securities	2,363	–	2,363	–	2,363
Loans held for sale	509	–	509	–	509
Loans, net	307,988	–	–	311,460	311,460
Bank owned life insurance	3,543	–	3,543	–	3,543
Accrued income	1,899	–	1,899	–	1,899
Financial liabilities
Total deposits	348,645	–	336,304	–	336,304
Short term borrowings	1,001	–	1,001	–	1,001
FHLB borrowings	19,000	–	19,506	–	19,506
Accrued interest payable	271	–	271	–	271

(Dollars In Thousands)		Fair value at December 31, 2013
Description	Carrying value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$19,537	$17,537	–	$2,004	$19,541
Federal funds sold	738	738	–	–	738
Securities available-for-sale	57,922	–	57,922	–	57,922
Restricted equity securities	2,564	–	2,564	–	2,564
Loans, net	294,212	–	–	293,135	293,135
Bank owned life insurance	3,518	–	3,518	–	3,518
Accrued income	1,877	–	1,877	–	1,877
Financial liabilities
Total deposits	339,770	–	327,514	–	327,514
Short term borrowings	258	–	258	–	258
FHLB borrowings	22,000	–	22,560	–	22,560
Accrued interest payable	286	–	286	–	286

Note 8. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the three months ended March 31, 2014 and 2013 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended March 31,			Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2014		2013
Available for sale securities
Realized gains on sales of securities held for sale during the period	$	−	$2	Gains on sales of investment securities
Tax expense related to realized gains on securities sold		−	(1)	Income tax expense
	$	−	$1	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Years Ended March 31,
	2014			2013
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,276,631	$593	$0.18	3,265,285	$372	$0.11
Series C Preferred Stock Dividends		210			−
Effect of dilutive securities:
Convertible preferred stock	2,240,000	−	(0.03)	−	−	−
Earnings per common share, diluted	5,516,631	$803	$0.15	3,265,285	$372	$0.11

At March 31, 2014 and 2013, stock options to purchase 390,060 and 391,710 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

HomeTown Bankshares makes forward-looking statements in this report. These forward-looking statements may include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements; and future results could differ materially from historical performance.

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2013. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the Roanoke Valley, the New River Valley and Smith Mountain Lake. The Company serves these markets through a network of five branches, seven ATM’s, HomeTown Mortgage and Home Town Investments. A high level of responsive and personal service coupled with local decision-making are the hallmarks of the Company’s customer oriented strategy. The Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake, in the town of Christiansburg, Virginia at 2950 Market Street, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, and in the City of Roanoke, Virginia at 3521 Franklin Road. HomeTown Bank, with a 49% interest in the joint venture HomeTown Residential Mortgage, LLC, operates a dedicated mortgage office on Colonial Ave., next to the existing branch.

HomeTown Investments provides diverse investment products and financial advisory services to existing and prospective customers. These products and services provide another source of revenue for the Company. Investment and insurance products and services are offered through an unaffiliated entity Infinex Investments, Inc., Member FINRA/SIPC. HomeTown Investments is a subsidiary of the Bank. Products and services made available through Infinex are not insured by the FDIC or any other agency of the United States and are not deposits or obligations of nor guaranteed or insured by any bank or bank affiliate. These products are subject to investment risk, including the possible loss of value.

The following is a discussion of factors that significantly affected the financial condition and results of operations of HomeTown Bankshares Corporation. This discussion should be read in connection with the financial statements presented herein.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2013. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and economic trends. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Discussion of Operations

Three Months Ended March 31, 2014

The Company recorded net income of $803 thousand for the first quarter of 2014, an increase of $278 thousand or 53.0% over the $525 thousand reported for the same quarter a year ago. The favorable variance in net interest income was the main contributor to the improvement in earnings.

Net interest income was $3.6 million for the first quarter of 2014, and approximated the previous quarter, and was $264 thousand or 8.0% higher than the same quarter a year ago. The favorable variance in the first quarter’s net interest income for the first quarter compared to the same quarter in the prior year was due largely to a higher volume of earning assets. Average earning assets for the first quarter of 2014 were $371 million, $24.9 million higher than the $346 million average for the first quarter of 2013. Increased activity in loan originations fueled the expansion. The increase in average loans was funded primarily by core deposit growth. Average deposits for the first quarter of 2014 were $340 million, an increase of $26.4 million over total average deposits of $314 million for the same quarter in 2013.

The tax equivalent net interest margin was 3.94%, 3.97%, and 3.87% for the three months ended, March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The favorable variance of 9 basis points in the cost of funds for the first quarter of 2014 compared to the same quarter last year, more than offset the 2 basis point decline in the tax equivalent yield on earning assets. There were few downward adjustments of rates paid on deposits in 2013. Management does not expect any additional downward adjustments in 2014, and in fact rates on deposits products may rise in reaction to the changing market. The main factor contributing to lower fund costs was a favorable change in mix to a higher concentration of non-interest bearing or lower cost deposit products. Because of the low interest rate environment over the past few years, demand deposits at commercial banks have grown at an unprecedented rate; this trend could reverse itself if shorter term rates rise.

The provision for loan losses was $70 thousand for the three months ended March 31, 2014 compared to $125 thousand for the same period in 2013. The Company’s asset quality continued to improve during the first quarter of 2014.

During the three months ended March 31, 2014, noninterest income totaled $333 thousand, $16 thousand or 5.0% higher than the same period in the prior year.  Growth in the number of consumer deposit accounts resulted in increased service charge income on deposit accounts, and ATM and interchange income, in total up $40 thousand over last year. The Company purchased life insurance policies in the fourth quarter of 2013 on certain key executives. These policies are recorded at the cash surrender value of the life insurance contracts. Increases in the cash surrender value of $25 thousand, during the three months ended March 31, 2014, were included in other income. Lower mortgage income offset much of these favorable variances, due to the reduction in mortgage refinancing, a nationwide trend that began in the second half of 2013.

Noninterest expense decreased $43 thousand or 1.6% to $2.7 million for the three months ended on March 31, 2014, when compared to the same period in 2013.   FDIC insurance, advertising and marketing, and other professional fees varied favorably from the same quarter last year. Professional fees in 2013 included $36 thousand associated with legal fees incurred that resulted in the recovery in the first quarter of 2013 of $163 thousand of a previously charged off loan. Unfavorable variances in salaries and employee benefits, occupancy and equipment expense, and other expenses offset much of the favorable variances. Occupancy and equipment expense were up $46 thousand or 14.4% higher than the prior year due to the addition of the Salem and Market Square ATMs in the second quarter of 2013, and the relocation of the New River Valley operations to a new, larger building at the end of last year. The Company is currently building a new branch at the site of the Salem ATM and anticipates opening the branch for business this summer. Several items contributed to other expense being $86 thousand higher for the three months ended March 31, 2014, compared to same quarter last year. Expenses related to the two new ATMs, combined with increased printing and supplies expense, check losses, and data communications expenses were all factors.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At March 31, 2014, the Company had total assets of $411 million, up $8.3 million or 2.1% over total assets of $402 million at December 31, 2013.   At the end of the first quarter of 2014, total loans had increased $13.8 million or 4.6% over year end 2013. Loan growth is expected to continue through the remainder of 2014, but at a slower rate than the first quarter. Cash and due from banks declined $3.8 million from December 31, 2013 to March 31, 2014. The additional $3.0 million borrowed from the Federal Home Loan Bank of Atlanta (FHLB) during the last few days of December, to guard against year-end fluctuations, was repaid in early 2014.

The Company’s liabilities at March 31, 2014 totaled $370 million compared to $363 million at December 31, 2013, an increase of $7.2 million or 2.0%.   Deposits have risen $8.9 million or 2.6% since year end 2013. Consumer accounts accounted for the majority of the $10.2 million or 3.5% increase in interest-bearing deposits since year end. Noninterest bearing deposits declined $1.3 million or 2.9% during the same time frame due to fluctuations in commercial accounts. The Company expects the opening of the new branch in Salem to attract new deposit customers.

At March 31, 2014 and December 31, 2013, the Company had stockholders’ equity of $40.7 million and $39.5 million, respectively, an increase of $1.1 million or 2.8%. The change in stockholders’ equity in the first three months of 2014 was mainly the result of net income of $803 thousand, partially offset by the payment of $210 thousand of dividends on preferred stock. The $517 decrease in accumulated other comprehensive loss, resulting from the decrease in unrealized losses on securities available for sale, also contributed to the overall increase in stockholders’ equity.

Management believes the Company has sufficient capital to fund its operations. At March 31, 2014, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company has multiple credit lines available as an alternative source of funding.

 Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets. As shown in the table below, the Company’s asset quality continued to improve during the first quarter of 2014.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Real Estate:
Construction and land development	$—	$—
Residential 1-4 families	658	707
Commercial real estate	—	—
Commercial loans	192	193
Equity lines	59	59
Loans to individuals	28	30
Total nonperforming loans	937	989
Other real estate owned	7,175	8,143
Total nonperforming assets, excluding performing restructured loans	8,112	9,132
Performing restructured loans	6,266	6,278
Total nonperforming assets, including restructured loans	$14,378	$15,410

During the quarter ended March 31, 2014, there were no additions to nonperforming loans, and there were sales of $968 thousand of other real estate owned.

Troubled debt restructurings (“TDR’s”) were comprised of three loans totaling $6.3 million at March 31, 2014.  Two of the three loans were included in impaired loans, but were performing in accordance with their restructured terms and were not on nonaccrual status.  The remaining $28 thousand loan was on nonaccrual status at the end of the first quarter of 2014.  This compares with $6.3 million in total restructured loans at December 31, 2013.  For the three months ended March 31, 2014, no loans were modified as a TDR. For the year 2013, no loans were modified in a TDR.

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2014 and December 31, 2013 are included in Note 5, and the activity in other real estate owned for the first three months of 2014 and 2013 is also included in Note 5.

Gains on sales of other real estate owned totaled $5 thousand for the first quarter of 2014, compared to losses on sales of other real estate of $2 thousand for the same period of 2013. There were no writedowns of other real estate owned in the first three months of 2014 or 2013.

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

Specific loss reserves for loans individually evaluated for impairment totaled $173 thousand at March 31, 2014 and December 31, 2013.  Impaired loans declined $361 thousand from $12.0 million at December 31, 2013 to $11.6 million at March 31, 2014.    Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $70 thousand in the first three months of 2014 compared to $125 thousand in 2013.   The strengthening of asset quality that began in 2012, continued last year and into the first quarter of this year, as indicated by the numbers in the prior discussion of nonperforming assets. The allowance for loan losses to nonaccrual loans was 404.5% at the end of the first quarter of 2014, up from 376.2% at the end of 2013, and 161.2% at March 31 a year ago. Based on this evaluation, the percentage of the allowance for loan losses to total loans was 1.22%, and 1.25% at March 31, 2014, and December 31, 2013, respectively.

The most recent economic activity report, dated April 16, 2014 from the Federal Reserve (the Beige Book), indicated that economic activity had expanded at a moderate pace in the Fifth District – Richmond since the previous Beige Book report. Manufacturing reports in the Fifth District were mixed. Residential real estate markets improved within the District, while commercial multifamily housing remaild solid and construction of retail space increased. However office and industrial building softened. Reports on labor markets were mixed.

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. Liquid assets include cash, federal funds sold, securities classified as available for sale as well as loans and securities maturing within one year. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs. The Company’s management, under the direction of the Asset/Liability Committee of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity at all times. This ensures that the Company’s sources of funds, primarily net fluctuations in customer deposits, investment securities and correspondent banking relationships, must be balanced with the Company’s obligations, commitments, and operational requirements, to maintain overall liquidity in conjunction with the maximization of interest rate spreads.

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $60.0 million and $63.1 million at March 31, 2014 and December 31, 2013, respectively.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral. At March 31, 2014, the Company had borrowed $19.0 million of the $32.4 million of lendable collateral value, leaving $13.4 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $19.0 million of fed funds lines of credit available at the end of 2014. At March 31, 2014, there were no advances on the fed funds or guidance lines.

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

As of March 31, 2014, the most recent notification from the Federal Reserve Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following are the Company’s and Bank’s capital ratios:

March 31, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,530	13.7%	$26,003	8.0%	N/A	N/A
HomeTown Bank	$43,414	13.4%	$26,003	8.0%	$32,503	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$40,741	12.5%	$13,001	4.0%	N/A	N/A
HomeTown Bank	$39,625	12.2%	$13,001	4.0%	$19,502	6.0%
Tier I Capital (to Average Assets)
Consolidated	$40,741	10.2%	$16,022	4.0%	N/A	N/A
HomeTown Bank	$39,625	9.9%	$16,022	4.0%	$20,027	5.0%

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

At March 31, 2014 outstanding commitments to extend credit including letters of credit were $66.1 million. There are no commitments to extend credit on impaired loans.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014, and 2013;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 14, 2014	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 14, 2014	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014, and 2013;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.