Form 10-Q
period 2014-06-30
HomeTown Bankshares Corp
filed 2014-08-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014.

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

As of August 12, 2014, 3,287,567 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

Dollars In Thousands, Except Share and Per Share Data	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$17,112	$19,537
Federal funds sold	495	738
Securities available for sale, at fair value	56,022	57,922
Restricted equity securities, at cost	2,718	2,564
Loans held for sale	162	−
Loans, net of allowance for loan losses of $3,616 in 2014 and $3,721 in 2013	314,352	294,212
Property and equipment, net	12,799	12,155
Other real estate owned, net of valuation allowance of $513 in 2014 and $935 in 2013	7,394	8,143
Bank owned life insurance	3,569	3,518
Deferred tax asset, net	77	1,159
Accrued income	1,922	1,877
Other assets	739	612
Total assets	$417,361	$402,437

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$43,300	$46,232
Interest-bearing	305,133	293,538
Total deposits	348,433	339,770
Short term borrowings	573	258
Federal Home Loan Bank borrowings	26,000	22,000
Accrued interest payable	295	286
Other liabilities	505	585
Total liabilities	375,806	362,899
Commitments and contingencies	−	−

Stockholders’ Equity:
Convertible preferred stock, no par value; Series C 20,000 shares authorized, 14,000 issued and outstanding at June 30, 2014 and December 31, 2013	13,293	13,293
Common stock, $5 par value; authorized 15,000,000 shares; issued and outstanding 3,287,567(includes 37,727 restricted shares) at June 30, 2014 and 3,270,299 (includes 27,846 restricted shares) at December 31, 2013	16,438	16,351
Surplus	15,278	15,339
Retained deficit	(3,630)	(4,846)
Accumulated other comprehensive income (loss)	176	(599)
Total stockholders’ equity	41,555	39,538
Total liabilities and stockholders’ equity	$417,361	$402,437

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2014 and 2013

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Dollars In Thousands, Except Share and Per Share Data	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,774	$3,575	$7,469	$7,050
Taxable investment securities	267	359	530	691
Nontaxable investment securities	93	40	187	63
Dividends on restricted stock	30	23	62	48
Other interest income	12	11	21	21
Total interest and dividend income	4,176	4,008	8,269	7,873

Interest expense:
Deposits	442	467	882	943
Other borrowed funds	98	93	192	187
Total interest expense	540	560	1,074	1,130
Net interest income	3,636	3,448	7,195	6,743

Provision for loan losses	132	-	202	125
Net interest income after provision for loan losses	3,504	3,448	6,993	6,618

Noninterest income:
Service charges on deposit accounts	117	82	208	150
ATM and interchange income	109	84	203	161
Mortgage loan brokerage fees	17	83	47	163
Gains on sales of investment securities	108	106	108	108
Other income	155	98	273	188
Total noninterest income	506	453	839	770

Noninterest expense:
Salaries and employee benefits	1,381	1,341	2,793	2,717
Occupancy and equipment expense	364	321	730	641
Data processing expense	177	94	352	285
Advertising and marketing expense	132	125	235	265
Professional fees	114	161	187	297
Bank franchise taxes	80	50	131	101
FDIC insurance expense	68	129	112	271
Gains, losses on sales and writedowns of other real estate owned, net	–	349	(5)	351
Other real estate owned expense	59	49	123	101
Directors' fees	58	57	109	110
Other expense	364	263	687	500
Total noninterest expense	2,797	2,939	5,454	5,639
Net income before income taxes	1,213	962	2,378	1,749
Income tax expense	380	320	742	582
Net income	833	642	1,636	1,167
Effective dividends on preferred stock	210	134	420	267
Accretion of discount on preferred stock	–	20	–	40
Net income available to common shareholders	$623	$488	$1,216	$860
Basic earnings per common share	$0.19	$0.15	$0.37	$0.26
Diluted earnings per common share	$0.15	$0.15	$0.30	$0.26
Weighted average common shares outstanding	3,287,567	3,270,299	3,282,129	3,267,806
Diluted weighted average common shares outstanding	5,527,567	3,344,145	5,522,129	3,304,933

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months ended June 30, 2014 and 2013

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars In Thousands	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$833	$642	$1,636	$1,167

Other Comprehensive Income (Loss):
Other comprehensive income (loss), net of deferred taxes
Net unrealized holding gains (losses) on securities available for sale during the period	500	(1,814)	1,282	(2,068)
Deferred income tax (expense) benefit on unrealized holding gains (losses) on securities available for sale	(171)	617	(436)	697
Reclassification adjustment for gains included in net income	(108)	(106)	(108)	(108)
Tax expense related to realized gains on securities sold	37	36	37	37
Total other comprehensive income (loss)	258	(1,267)	775	(1,442)
Comprehensive income (loss)	$1,091	$(625)	$2,411	$(275)

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

	For the Six Months Ended June 30,
Dollars In Thousands	2014	2013
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$1,636	$1,167
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	311	262
Provision for loan losses	202	125
Amortization of premium on securities, net	294	339
Gains, losses on sales and writedowns of other real estate, net	(5)	351
Gains on sales of investment securities	(108)	(108)
Gains on disposals of fixed assets	–	(4)
Increase in value of life insurance contracts	(51)	–
Stock compensation expense	26	17
Changes in assets and liabilities:
Loans held for sale	(162)	–
Deferred tax asset, net	683	512
Accrued income	(45)	(191)
Other assets	(127)	798
Accrued interest payable	9	(37)
Other liabilities	(80)	(161)
Net cash flows provided by operating activities	2,583	3,070

Cash flows from investing activities:
Net decrease in federal funds sold	243	140
Purchases of investment securities	(4,083)	(10,034)
Sales, maturities, and calls of available for sale securities	6,971	11,687
(Purchase) redemption of restricted equity securities, net	(154)	205
Net increase in loans	(20,562)	(9,581)
Proceeds from sales of other real estate	974	1,760
Purchases of property and equipment	(955)	(1,266)
Proceeds from disposals of property and equipment	–	6
Net cash flows used in investing activities	(17,566)	(7,083)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(2,932)	3,098
Net increase in interest-bearing deposits	11,595	8,590
Net increase in short-term borrowings	315	145
Net increase (decrease) in long-term FHLB borrowings	4,000	(3,000)
Preferred stock issue, net	–	13,300
Preferred stock dividend payment	(420)	(267)
Net cash flows provided by financing activities	12,558	21,866
Net (decrease) increase in cash and cash equivalents	(2,425)	17,853
Cash and cash equivalents, beginning	19,537	9,812
Cash and cash equivalents, ending	$17,112	$27,665

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,065	$1,167
Cash payments for income taxes	$33	$30

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate	$220	$1,613

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

Basis of Presentation

The consolidated financial statements as of June 30, 2014 and for the periods ended June 30, 2014 and 2013 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended June 30, 2014 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2013, included in the Company’s Form 10-K for the year ended December 31, 2013. Interim financial performance is not necessarily indicative of performance for the full year.

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of this filing.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2014 and December 31, 2013, are as follows:

(Dollars In Thousands)	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$27,282	$320	$(253)	$27,349
Mortgage-backed securities	11,965	154	(72)	12,047
Municipal securities	16,507	349	(230)	16,626
	$55,754	$823	$(555)	$56,022

(Dollars In Thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$26,489	$235	$(440)	$26,284
Mortgage-backed securities	15,328	193	(160)	15,361
Municipal securities	17,012	68	(803)	16,277
	$58,829	$496	$(1,403)	$57,922

U. S. Government and federal agency securities: The unrealized losses on 20 of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Mortgage-backed securities: The unrealized losses on 9 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Municipal securities: The unrealized losses on 21 of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

The following tables demonstrate the unrealized loss position of available-for-sale securities at June 30, 2014 and December 31, 2013. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	June 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U. S. Government agency securities	$6,195	$(65)	$6,238	$(188)	$12,433	$(253)
Mortgage-backed securities	803	(7)	4,482	(65)	5,285	(72)
Municipal securities	2,025	(39)	6,006	(191)	8,031	(230)
	$9,023	$(111)	$16,726	$(444)	$25,749	$(555)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$9,676	$(341)	$1,897	$(99)	$11,573	$(440)
Mortgage-backed securities	5,964	(134)	1,042	(26)	7,006	(160)
Municipal securities	12,253	(683)	1,185	(120)	13,438	(803)
	$27,893	$(1,158)	$4,124	$(245)	$32,017	$(1,403)

There are 50 debt securities with fair values totaling $25.7 million considered temporarily impaired at June 30, 2014.  As of June 30, 2014, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $108 thousand on sales of securities in the first six months of 2014. The Company realized $108 thousand of gains during the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at June 30, 2014, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$—	$—
Over one through five years	731	748
Over five through ten years	9,965	9,943
Greater than 10 years	45,058	45,331
	$55,754	$56,022

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2014 and December 31, 2013 were as follows:

(Dollars In Thousands)	June 30, 2014	December 31, 2013
Construction loans:
Residential	$9,969	$6,768
Land acquisition, development & commercial	22,827	20,904
Real estate:
Residential	79,113	72,934
Commercial	134,446	126,100
Commercial, industrial & agricultural	39,709	42,155
Equity lines	23,685	20,374
Consumer	8,219	8,698
Total	317,968	297,933
Less allowance for loan losses	(3,616)	(3,721)
Loans, net	$314,352	$294,212

The past due and nonaccrual status of loans as of June 30, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$9,969	$9,969	$	−
Land acquisition, development & commercial		−		−		−		−	22,827	22,827		−
Real estate:
Residential		−		−		260		260	78,853	79,113		260
Commercial		294		−		2,013		2,307	132,139	134,446		2,087
Commercial, industrial & agricultural		104		−		10		114	39,595	39,709		10
Equity lines		125		−		59		184	23,501	23,685		59
Consumer		−		−		−		−	8,219	8,219		26
Total		$523	$	−		$2,342		$2,865	$315,103	$317,968		$2,442

The past due and nonaccrual status of loans as of December 31, 2013 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$6,768	$6,768	$	−
Land acquisition, development & commercial		−		−		−		−	20,904	20,904		−
Real estate:
Residential		−		−		931		931	72,003	72,934		707
Commercial		−		−		−		−	126,100	126,100		−
Commercial, industrial & agricultural		270		44		36		350	41,805	42,155		193
Equity lines		203		−		59		262	20,112	20,374		59
Consumer		16		−		30		46	8,652	8,698		30
Total		$489		$44		$1,056		$1,589	$296,344	$297,933		$989

There were no loans that were past due ninety days or more and still accruing interest as of June 30, 2014. There was one loan of $223 thousand that was past due ninety days or more and still accruing interest at December 31, 2013.

Impaired loans, which include TDR’s of $6.2 million, and the related allowance at June 30, 2014, were as follows:

June 30, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		1,397		1,397		−		1,548		33
Real estate:
Residential		261		436		−		434		1
Commercial		10,170		10,170		−		10,157		208
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$11,828		$12,003	$	−		$12,139		$242

June 30, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		155		155		150		155		1
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$155		$155		$150		$155		$1

Impaired loans, which include TDR’s of $6.3 million, and the related allowance at December 31, 2013, were as follows:

December 31, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		1,550		1,550		−		1,550		67
Real estate:
Residential		412		412		−		415		18
Commercial		9,266		9,266		−		9,365		442
Commercial, industrial & agricultural		283		283		−		733		46
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$11,511		$11,511	$	−		$12,063		$573

December 31, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		438		438		163		439		16
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		41		41		10		34		1
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$479		$479		$173		$473		$17

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of three loans totaling $6.2 million at June 30, 2014.  Two of the three loans were performing in accordance with their restructured terms and were not on nonaccrual status at June 30, 2014.  The remaining $26 thousand loan was on nonaccrual status at the end of the second quarter of 2014.  This compares with $6.3 million in total restructured loans at December 31, 2013.

For the six months ended June 30, 2014 and June 30, 2013, no loans were modified as TDR’s. One TDR was classified as a substandard non-accruing loan at June 30, 2014 and 2013. The outstanding balance of the loan was $26 thousand and $42 thousand at June 30, 2014 and June 30, 2013, respectively.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company’s allowance for loan losses. The three TDR’s have not had any defaults during the twelve month period ended June 30, 2014. When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent. Loans identified as TDRs frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan. As a result of any modification as a TDR, if a specific reserve is associated with the loan it may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

Note 4. Allowance for Loan Losses

The following table presents, as of June 30, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

June 30, 2014	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$156	$	−	$	−	$57	$213	$	−	$213	$9,969	$	−	$9,969
Land acquisition, development & commercial	872		−		−	(317)	555		−	555	22,827		1,397	21,430
Real estate:
Residential	867		(233)		34	131	799		−	799	79,113		261	78,852
Commercial	1,008		−		−	293	1,301		150	1,151	134,446		10,325	124,121
Commercial, industrial & agricultural	327		(50)		−	(32)	245		−	245	39,709		−	39,709
Equity lines	385		(41)		−	47	391		−	391	23,685		−	23,685
Consumer	63		(18)		1	7	53		−	53	8,219		−	8,219
Unallocated	43		−		−	16	59		−	59	−		−	−
Total	$3,721		$(342)		$35	$202	$3,616		$150	$3,466	$317,968		$11,983	$305,985

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2013	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$117	$	−	$	−	$39	$156	$	−	$156	$6,768	$	−	$6,768
Land acquisition, development & commercial	811		−		−	61	872		−	872	20,904		1,550	19,354
Real estate:
Residential	725		(446)		81	507	867		163	704	72,934		850	72,084
Commercial	1,054		(88)		298	(256)	1,008		−	1,008	126,100		9,266	116,834
Commercial, industrial & agricultural	459		(27)		−	(105)	327		10	317	42,155		324	41,831
Equity lines	386		−		2	(3)	385		−	385	20,374		−	20,374
Consumer	145		(14)		−	(68)	63		−	63	8,698		−	8,698
Unallocated	93		−		−	(50)	43		−	43	−		−	−
Total	$3,790		$(575)		$381	$125	$3,721		$173	$3,548	$297,933		$11,990	$285,943

Loans by credit quality indicators as of June 30, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total

Construction loans:
Residential	$9,969	$	−	$	−	$	−	$9,969
Land acquisition, development & commercial	21,413		−		1,414		−	22,827
Real estate:
Residential	74,458		4,395		−		260	79,113
Commercial	129,036		599		2,724		2,087	134,446
Commercial, industrial & agricultural	38,966		78		655		10	39,709
Equity lines	23,426		−		200		59	23,685
Consumer	8,193		−		−		26	8,219
Total	$305,461		$5,072		$4,993		$2,442	$317,968

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total

Construction loans:
Residential	$6,768	$	−	$	−	$	−	$6,768
Land acquisition, development & commercial	19,336		−		1,568		−	20,904
Real estate:
Residential	67,548		4,455		223		708	72,934
Commercial	121,970		510		3,620		−	126,100
Commercial, industrial & agricultural	41,051		96		815		193	42,155
Equity lines	20,316		−		−		58	20,374
Consumer	8,668		−		−		30	8,698
Total	$285,657		$5,061		$6,226		$989	$297,933

At June 30, 2014 and December 31, 2013, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the six months ended June 30, 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	220	−	220
Writedowns	−	−	−
Sales	(1,391)	422	(969)
Balance at the end of the period	$7,907	$(513)	$7,394

Changes in foreclosed properties for the six months ended June 30, 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	1,613	−	1,613
Writedowns	−	(351)	(351)
Sales	(1,983)	223	(1,760)
Balance at the end of the period	$9,143	$(703)	$8,440

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2014 and December 31, 2013 were as follows:

(Dollars In Thousands)	June 30, 2014	December 31, 2013
Residential commercial	$220	$	−
Residential lots	3,031		3,472
Residential development	423		−
Commercial lots	1,075		1,076
Commercial buildings	2,645		3,595
Total Other Real Estate Owned	$7,394		$8,143

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $26 thousand and $17 thousand for the years to date June 30, 2014 and 2013, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No options were granted during the six months ended June 30, 2014 or 2013. All previously issued options were fully vested by the end of 2012, thus no compensation expense related to stock options was recorded in 2014 or 2013.

A summary of option activity under the 2005 stock option plan for the year to date June 30, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2013	391,710	$9.34
Granted	–	–
Exercised	–	–
Forfeited	(7,150)	10.00
Balance at June 30, 2014	384,560	$9.35	$–	2.05
Exercisable at June 30, 2014	384,560	$9.35	$–	2.05

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.

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

The restrictions attached to stock issued under the Plan provide for vesting over a five-year period. During the first half of 2014, the Company issued 17,268 shares of stock under the Plan, and in the same period of 2013, the Company issued 7,781 shares of stock under the Plan. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the six months ended June 30, 2014		For the six months ended June 30, 2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	27,846	$5.05	25,896	$4.76
Granted	17,268	6.25	7,781	5.98
Vested	(7,387)	5.23	(5,831)	5.03
Cancelled	–	–	–	–
Nonvested at end of year	37,727	$5.56	27,846	$5.05

The remaining unamortized compensation expense for restricted stock was $150 thousand at June 30, 2014 and will be recognized over the next 4.7 years. All compensation expense for stock options has been recognized.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

(Dollars In Thousands)		Carrying value at June 30, 2014
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$27,349	−	$27,349	−
Mortgaged-backed securities	12,047	−	12,047	−
Municipal securities	16,626	−	16,626	−

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$26,284	−	$26,284	−
Mortgaged-backed securities	15,361	−	15,361	−
Municipal securities	16,277	−	16,277	−

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

(Dollars In Thousands)		Carrying value at June 30, 2014
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$5	−	$	−	$5
Other real estate owned	7,394	−		3,964	3,430

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$306	−	$	−	$306
Other real estate owned	8,143	−		3,745	4,398

At June 30, 2014 and December 31, 2013, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following tables display quantitative information about Level 3 Fair Value Measurements for June 30, 2014 and December 31, 2013:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for June 30, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$5	Discounted appraised value	Selling cost	20%	-	20%	(20%	)
			Discount for lack of marketability and age of appraisal	9%	-	9%	(9%	)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	0%	-	6%	(5%	)
			Discount for lack of marketability and age	4%	-	25%	(9%	)

	$1,972	Internal evaluations	Internal evaluations	10%	-	10%	(10%	)

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$306	Discounted appraised value	Selling cost	10%	-	10%	(10%	)
			Discount for lack of marketability and age of appraisal	32%	-	32%	(32%	)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	0%	-	6%	(5%	)
			Discount for lack of marketability and age	0%	-	25%	(9%	)

	$2,940	Internal evaluations	Internal evaluations	10%	-	10%	(10%	)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At June 30, 2014 and December 31, 2013, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At June 30, 2014 and December 31, 2013, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at June 30, 2014 and December 31, 2013:

(Dollars In Thousands)		Fair value at June 30, 2014
Description	Carrying value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$17,112	$15,112	–	$2,033	$17,145
Federal funds sold	495	495	–	–	495
Securities available-for-sale	56,022	–	56,022	–	56,022
Restricted equity securities	2,718	–	2,718	–	2,718
Loans held for sale	162	–	162	–	162
Loans, net	314,352	–	–	315,569	315,569
Bank owned life insurance	3,569	–	3,569	–	3,569
Accrued income	1,922	–	1,922	–	1,922
Financial liabilities
Total deposits	348,433	–	337,369	–	337,369
Short term borrowings	573	–	573	–	573
FHLB borrowings	26,000	–	26,473	–	26,473
Accrued interest payable	295	–	295	–	295

(Dollars In Thousands)		Fair value at December 31, 2013
Description	Carrying value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$19,537	$17,537	–	$2,004	$19,541
Federal funds sold	738	738	–	–	738
Securities available-for-sale	57,922	–	57,922	–	57,922
Restricted equity securities	2,564	–	2,564	–	2,564
Loans, net	294,212	–	–	293,135	293,135
Bank owned life insurance	3,518	–	3,518	–	3,518
Accrued income	1,877	–	1,877	–	1,877
Financial liabilities
Total deposits	339,770	–	327,514	–	327,514
Short term borrowings	258	–	258	–	258
FHLB borrowings	22,000	–	22,560	–	22,560
Accrued interest payable	286	–	286	–	286

Note 8. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the three and six months ended June 30, 2014 and 2013 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2014	2013
Available for sale securities
Realized gains on sales of securities held for sale during the period	$108	$106	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	37	36	Income tax expense
	$71	$70	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2014	2013
Available for sale securities
Realized gains on sales of securities held for sale during the period	$108	$108	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	37	37	Income tax expense
	$71	$71	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.

	For the Three Months Ended June 30,
	2014			2013
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,287,567	$623	$0.19	3,270,299	$488	$0.15
Series C Preferred Stock Dividends		210			−
Effect of dilutive securities:
Convertible preferred stock	2,240,000	−	(0.04)	73,846	−	−
Earnings per common share, diluted	5,527,567	$833	$0.15	3,344,145	$488	$0.15

	For the Six Months Ended June 30,
	2014			2013
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,282,129	$1,216	$0.37	3,267,806	$860	$0.26
Series C Preferred Stock Dividends		420			−
Effect of dilutive securities:
Convertible preferred stock	2,240,000	−	(0.07)	37,127	−	−
Earnings per common share, diluted	5,522,129	$1,636	$0.30	3,304,933	$860	$0.26

At June 30, 2014 and 2013, stock options to purchase 384,560 and 435,710 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive.

Note 10. Subsequent Events

On July 24, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on September 15, 2014 to preferred shareholders of record August 31, 2014. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of this filing.

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

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the Roanoke Valley, the New River Valley and Smith Mountain Lake. The Company serves these markets through a network of five branches, seven ATM’s, HomeTown Mortgage and HomeTown Investments. A high level of responsive and personal service coupled with local decision-making are the hallmarks of the Company’s customer oriented strategy. The Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake, in the town of Christiansburg, Virginia at 2950 Market Street, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, and in the City of Roanoke, Virginia at 3521 Franklin Road. HomeTown Bank, with a 49% interest in the joint venture HomeTown Residential Mortgage, LLC, operates a dedicated mortgage office on Colonial Ave., next to the existing branch.

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

The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and economic trends. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values less cost to sell, or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Discussion of Operations

Six Months Ended June 30, 2014

Net income for the first half of 2014 totaled $1.6 million, and was $469 thousand or 40.2% higher than the $1.2 million earned during the same period of 2013, due largely to more net interest income in the current year. Higher noninterest income and lower noninterest expense also contributed to higher earnings in 2014 over 2013.

Net interest income for the six months ended June 30, 2014 was $7.2 million compared to $6.7 million for 2013. The $452 thousand or 6.7% improvement was fueled by the expansion of earning assets. The level of average earning assets for the first half or 2014 was $26.8 million above the prior year. Average loans expanded by $30.7 million during this time and were funded primarily by the growth of $24.6 million in average deposits. Non-interest bearing deposit growth comprised $9.0 million of the total $24.6 million deposit growth.

The provision for loan losses for the six months ended June 30, 2014 and 2013 was $202 thousand and $125 thousand, respectively. Higher recoveries in 2013 replenished the allowance for loan losses and reduced the amount of provision last year.

Noninterest income totaled $839 thousand for the first half of 2014, up $69 thousand or 9.0% from the first half of 2013. Growth in the number of consumer deposit accounts resulted in increased service charge income on deposit accounts, and ATM and interchange income. In total these items were up $100 thousand over last year. The Company purchased life insurance policies in the fourth quarter of 2013 on certain key executives. These policies are recorded at the cash surrender value of the life insurance contracts. Increases in the cash surrender value of $51 thousand, during the six months ended June 30, 2014, were included in other income. HomeTown Investments began generating revenue in the second quarter of 2014, and also contributed $26 thousand to other income. Lower mortgage income offset much of these favorable variances, due to the reduction in mortgage refinancing, a nationwide trend that began in the second half of 2013. Even though housing starts and credit availability picked up slightly in May and June, the Mortgage Bankers Association still forecast a 42% decline in overall mortgage originations in 2014.

Noninterest expense year to date through June 30, 2014 was $5.5 million, $185 thousand or 3.3% less than the $5.6 million recorded in the same period last year. The favorable variance was mainly due to writedowns totaling $321 thousand of two large other real estate owned properties as the result of new appraisals last year. Professional fees were $110 thousand less than the prior year. The first half of 2013 included $50 thousand associated with legal fees incurred that resulted in the recovery of $163 thousand of a loan charged off in a prior year and the full recovery of $88 thousand charged off in 2013. FDIC insurance expense was $159 thousand below the prior year due primarily to a decreased rate. Unfavorable variances in salaries and employee benefits, occupancy and equipment, data processing, bank franchise taxes, and other expenses largely offset the favorable variances. The increase in salaries reflects annual cost of living and merit pay increases. Occupancy and equipment expense was $89 thousand higher for the first half of 2014 compared to 2013. The increase was due to the addition of the Salem and Market Square ATMs in the second quarter of 2013, and the relocation of the New River Valley operations to a new, larger building at the end of last year. The Company built a new branch at the site of the Salem ATM and opened the branch for business on July 28, 2014. Several items contributed to other expense being $187 thousand higher for the six months ended June 30, 2014, compared to same period last year. Expenses related to the two new ATMs, combined with increased printing and supplies expense, and check losses, were all factors.

Three Months Ended June 30, 2014

The Company recorded net income of $833 thousand for the second quarter of 2014, an increase of $191 thousand or 29.8% over the $642 thousand reported for the same quarter a year ago. Favorable variances in net interest income, noninterest income, and noninterest expense each contributed to the higher level of earnings over last year. Net income for the second quarter of 2014 was $30 thousand or 3.7% above the $803 thousand earned in the first quarter of 2014, as the result of increased net interest income and noninterest income.

Net interest income was $3.6 million for the second quarter of 2014, and approximated the previous quarter, and was $188 thousand or 5.5% higher than the same quarter a year ago. The favorable variance in the second quarter’s net interest income compared to the same quarter in the prior year was due largely to a higher volume of earning assets. Average earning assets for the second quarter of 2014 were $383 million, $28.8 million higher than the $354 million average for the second quarter of 2013. Increased activity in loan originations fueled the expansion. The increase in average loans was funded primarily by core deposit growth. Average deposits for the second quarter of 2014 were $348 million, an increase of $22.8 million over total average deposits of $325 million for the same quarter in 2013.

The tax equivalent net interest margin was 3.86%, 3.94%, and 3.93% for the three months ended, June 30, 2014, March 31, 2014, and June 30, 2013, respectively. The 8 basis point and 7 basis point decline in the net interest margin for the second quarter 2014 compared to the prior quarter and the same quarter a year ago, reflects the drop in the yield on loans, as new loans and renewals are at lower current market rates. The weighted average maturity of the fixed rate portion of the portfolio has remained relatively unchanged in 2014. Maintaining a relatively short term presents pricing opportunities in the future. The impact of lower yields on earning assets has been partially mitigated by lower costs of funds. The main factor contributing to lower fund costs was a favorable change in mix to a higher concentration of non-interest bearing or lower cost deposit products. Because of the low interest rate environment over the past few years, demand deposits at commercial banks have grown at an unprecedented rate; this trend could reverse itself if shorter term rates rise. Management does not expect any additional downward adjustments in 2014, and in fact rates on deposits products may rise in reaction to the changing market. Management expects the combination of lower loan yields and possibly higher deposit costs in the future to further compress the net interest margin in future quarters.

The provision for loan losses was $132 thousand for the three months ended June 30, 2014 compared to none for the same period in 2013. The increase in the provision was necessitated by the growth of the loan portfolio.

During the three months ended June 30, 2014, noninterest income totaled $506 thousand, $53 thousand or 11.7% higher than the same period in the prior year.  Service charge income on deposit accounts, and ATM and interchange income, in total increased $60 thousand over last year. Increases in the cash surrender value of life insurance on certain key executives added $26 thousand to other income, during the three months ended June 30, 2014. HomeTown Investments began generating revenue in the second quarter of 2014, and also contributed $26 thousand to other income. Lower mortgage income offset much of these favorable variances, due to the reduction in mortgage refinancing, a nationwide trend that began in the second half of 2013.

Noninterest expense decreased $142 thousand or 4.8% to $2.8 million for the three months ended on June 30, 2014, when compared to the same period in 2013.  Other real estate owned net gains, losses and write-downs were $349 thousand less due to the second quarter 2013 writedowns of two large properties. Increases in other categories primarily reflect the Company’s growth.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At June 30, 2014, the Company had total assets of $417 million, up $14.9 million or 3.7% over total assets of $402 million at December 31, 2013.   At the end of the first half of 2014, net loans had increased $20.1 million or 6.8% over year end 2013. Loan growth is expected to continue through the remainder of 2014, but at a slower rate than the first half of the year.

The Company’s liabilities at June 30, 2014 totaled $376 million compared to $363 million at December 31, 2013, an increase of $12.9 million or 3.6%.   Deposits have risen $8.7 million or 2.5% since year end 2013. Interest bearing deposits were $11.6 million or 4.0% higher at the end of June 2014 compared to year end 2013. The Company used additional brokered deposits of $8.5 million as one of the sources of funding for loan growth. Interest Only Lawyer accounts accounted for $3.6 million of the increase and by their nature are subject to high volatility. Noninterest bearing deposits declined $2.9 million or 6.3% during the same time frame due to fluctuations in commercial accounts. The Company expects the opening of the new branch in Salem to attract new deposit customers. The Company also used three additional Federal Home Loan Bank borrowings totaling $7 million as a source of funds for the expansion of the loan portfolio. The three borrowings were for staggered maturities from three months to two years and were at rates varying from .23 to .67%.

At June 30, 2014 and December 31, 2013, the Company had stockholders’ equity of $41.6 million and $39.5 million, respectively, an increase of $2.0 million or 5.1%. The change in stockholders’ equity in the first six months of 2014 was mainly the result of net income of $1.6 million, partially offset by the payment of $420 thousand of dividends on preferred stock. The $775 change in accumulated other comprehensive income and losses also contributed to the overall increase in stockholders’ equity.

Management believes the Company has sufficient capital to fund its operations. At June 30, 2014, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company has multiple credit lines available as an alternative source of funding.

 Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Real Estate:
Construction and land development	$—	$—
Residential 1-4 families	286	707
Commercial real estate	2,087	—
Commercial loans	10	193
Equity lines	59	59
Loans to individuals	—	30
Total nonperforming loans	2,442	989
Other real estate owned	7,394	8,143
Total nonperforming assets, excluding performing restructured loans	9,836	9,132
Performing restructured loans	6,144	6,278
Total nonperforming assets, including performing restructured loans	$15,980	$15,410

Year to date through June 30, 2014, there were $2.1 million of additions to nonperforming loans, and there were sales of $969 thousand of other real estate owned and additions of $220 thousand. Nonaccrual additions included one large loan for $1.9 million that was individually evaluated and the collateral was deemed sufficient and was included in impaired loans with no specific reserve for loan losses. This loan has been classified as Substandard for several years.  The borrower’s financial condition had deteriorated further and the bank is moving towards foreclosure.

Troubled debt restructurings (“TDR’s”) were comprised of three loans totaling $6.2 million at June 30, 2014.  Two of the three loans were included in impaired loans, but were performing in accordance with their restructured terms and were not on nonaccrual status.  The remaining $26 thousand loan was on nonaccrual status at the end of the second quarter of 2014.  This compares with $6.3 million in total restructured loans at December 31, 2013.  For the six months ended June 30, 2014, no loans were modified as a TDR. For the year 2013, no loans were modified in a TDR.

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2014 and December 31, 2013 are included in Note 5, and the activity in other real estate owned for the first six months of 2014 and 2013 is also included in Note 5.

Gains on sales of other real estate owned totaled $5 thousand through the end of the second quarter of 2014, compared to gains on sales of other real estate of $26 thousand for the same period of 2013. There were no writedowns of other real estate owned in the first six months of 2014. The first half of 2013 included $377 thousand of writedowns.

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

Specific loss reserves for loans individually evaluated for impairment totaled $150 thousand and $173 thousand at June 30, 2014 and December 31, 2013, respectively.  Impaired loans totaled $12.0 million at June 30, 2014 and December 31, 2013.    Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $202 thousand in the first six months of 2014 compared to $125 thousand in 2013. Unallocated reserves were $59 thousand at June 30, 2014 and $43 thousand at December 31, 2013. The percentage of the allowance for loan losses to total loans was 1.14%, and 1.25% at June 30, 2014, and December 31, 2013, respectively. The percentage of the allowance for loan losses to total loans declined from December 31, 2013 to June 30, 2014 because of improvement in the historical net charge off ratio. Although the level of nonperforming loans increased by $1.5 million since December 31, 2013, this increase is due to a single loan that was evaluated for impairment and not deemed to require a specific reserve at June 30, 2014.

As of July 30, 2014, information received since the Federal Open Market Committee met in June indicated that growth in economic activity rebounded in the second quarter. Labor market conditions improved, with the unemployment rate declining further. However, a range of labor market indicators suggested that there remains significant underutilization of labor resources. Household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow. Fiscal policy is restraining economic growth, although the extent of restraint is diminishing.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $60.6 million and $63.1 million at June 30, 2014 and December 31, 2013, respectively.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral. At June 30, 2014, the Company had borrowed $26.0 million of the $30.1 million of lendable collateral value, leaving $4.1 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available at June 30, 2014. At June 30, 2014, there were no advances on the fed funds or guidance lines.

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

As of June 30, 2014, the most recent notification from the Federal Reserve Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following are the Company’s and Bank’s capital ratios:

June 30, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,995	13.6%	$26,504	8.0%	N/A	N/A
HomeTown Bank	$44,133	13.3%	$26,504	8.0%	$33,130	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$41,379	12.5%	$13,252	4.0%	N/A	N/A
HomeTown Bank	$40,517	12.2%	$13,252	4.0%	$19,878	6.0%
Tier I Capital (to Average Assets)
Consolidated	$41,379	10.1%	$16,466	4.0%	N/A	N/A
HomeTown Bank	$40,517	9.8%	$16,466	4.0%	$20,582	5.0%

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

At June 30, 2014 outstanding commitments to extend credit including letters of credit were $67.8 million. There are no commitments to extend credit on impaired loans.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities”, from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation”, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.         Legal Proceedings.

On June 27, 2014, HomeTrust Bank of Ashville, N.C., filed a lawsuit action against HomeTown Bank in the United States District Court for the Eastern District of Virginia seeking a declaratory judgment that their service mark is valid and that they can use it anywhere in the United States.

On July 18, 2014, HomeTown Bank, filed a lawsuit action against HomeTrust Bank of Ashville, N.C. in the United States District Court for the Western District of Virginia seeking injunctive relief and damages for unfair competition and cybersquatting.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014, and 2013;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 13, 2014	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 13, 2014	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014, and 2013;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.