Form 10-Q
period 2014-09-30
HomeTown Bankshares Corp
filed 2014-11-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014.

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

As of November 14, 2014, 3,287,567 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HOMETOWN BANKSHARES CORPORATION

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

Dollars In Thousands, Except Share and Per Share Data	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$14,051	$19,537
Federal funds sold	111	738
Securities available for sale, at fair value	56,662	57,922
Restricted equity securities, at cost	2,577	2,564
Loans held for sale	317	−
Loans, net of allowance for loan losses of $3,522 in 2014 and $3,721 in 2013	315,842	294,212
Property and equipment, net	13,536	12,155
Other real estate owned, net of valuation allowance of $513 in 2014 and $935 in 2013	8,686	8,143
Bank owned life insurance	3,595	3,518
Deferred tax asset, net	100	1,159
Accrued income	1,777	1,877
Other assets	659	612
Total assets	$417,913	$402,437

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$47,179	$46,232
Interest-bearing	304,298	293,538
Total deposits	351,477	339,770
Short term borrowings	469	258
Federal Home Loan Bank borrowings	22,250	22,000
Accrued interest payable	295	286
Other liabilities	1,174	585
Total liabilities	375,665	362,899
Commitments and contingencies	−	−

Stockholders’ Equity:
Convertible preferred stock, no par value; Series C 20,000 shares authorized, 14,000 issued and outstanding at September 30, 2014 and December 31, 2013	13,293	13,293
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 3,287,567(includes 37,727 restricted shares) at September 30, 2014 and 3,270,299 (includes 27,846 restricted shares) at December 31, 2013	16,438	16,351
Surplus	15,293	15,339
Retained deficit	(3,063)	(4,846)
Accumulated other comprehensive income (loss)	287	(599)
Total stockholders’ equity	42,248	39,538
Total liabilities and stockholders’ equity	$417,913	$402,437

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2014 and 2013

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Dollars In Thousands, Except Share and Per Share Data	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$3,845	$3,637	$11,314	$10,687
Taxable investment securities	240	288	770	979
Nontaxable investment securities	106	58	293	121
Dividends on restricted stock	32	25	94	73
Other interest income	9	12	30	33
Total interest and dividend income	4,232	4,020	12,501	11,893

Interest expense:
Deposits	426	459	1,308	1,402
Other borrowed funds	94	94	286	281
Total interest expense	520	553	1,594	1,683
Net interest income	3,712	3,467	10,907	10,210

Provision for loan losses	-	-	202	125
Net interest income after provision for loan losses	3,712	3,467	10,705	10,085

Noninterest income:
Service charges on deposit accounts	118	77	326	227
ATM and interchange income	113	84	316	245
Mortgage loan brokerage fees	102	62	149	225
Gains on sales of investment securities	-	8	108	116
Other income	168	87	441	275
Total noninterest income	501	318	1,340	1,088

Noninterest expense:
Salaries and employee benefits	1,510	1,355	4,303	4,072
Occupancy and equipment expense	398	331	1,128	972
Data processing expense	177	152	529	437
Advertising and marketing expense	196	99	431	364
Professional fees	245	88	432	385
Bank franchise taxes	65	51	196	152
FDIC insurance expense	85	128	197	399
Gains, losses on sales and writedowns of other real estate owned, net	-	-	(5)	351
Other real estate owned expense	50	91	173	192
Directors' fees	56	52	165	162
Other expense	310	290	997	790
Total noninterest expense	3,092	2,637	8,546	8,276
Net income before income taxes	1,121	1,148	3,499	2,897
Income tax expense	344	376	1,086	958
Net income	777	772	2,413	1,939
Effective dividends on preferred stock	210	372	630	639
Accretion of discount on preferred stock	-	102	-	142
Net income available to common shareholders	$567	$298	$1,783	$1,158
Basic earnings per common share	$0.17	$0.09	$0.54	$0.35
Diluted earnings per common share	$0.14	$0.09	$0.44	$0.33
Weighted average common shares outstanding	3,287,567	3,270,299	3,283,962	3,268,646
Diluted weighted average common shares outstanding	5,527,567	5,510,299	5,523,962	4,048,133

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Comprehensive Income

For the Three and Nine Months ended September 30, 2014 and 2013

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars In Thousands	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$777	$772	$2,413	$1,939

Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	168	(438)	1,450	(2,506)
Deferred income tax (expense) benefit on unrealized holding gains (losses) on securities available for sale	(57)	149	(493)	847
Reclassification adjustment for gains included in net income	-	(8)	(108)	(116)
Tax expense related to realized gains on securities sold	-	3	37	39
Total other comprehensive income (loss)	111	(294)	886	(1,736)
Comprehensive income	$888	$478	$3,299	$203

See Notes to Consolidated Financial Statements

HOMETOWN BANKSHARES CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

	For the Nine Months Ended September 30,
	2014	2013
Dollars In Thousands	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,413	$1,939
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	482	391
Provision for loan losses	202	125
Amortization of premium on securities, net	438	519
Gains, losses on sales and writedowns of other real estate, net	(5)	351
Gains on sales of investment securities	(108)	(116)
Gains on disposals of fixed assets	-	(7)
Increase in value of life insurance contracts	(77)	-
Stock compensation expense	41	29
Changes in assets and liabilities:
Loans held for sale	(317)	-
Deferred tax asset, net	603	835
Accrued income	100	(191)
Other assets	(47)	1,054
Accrued interest payable	9	(23)
Other liabilities	589	(572)
Net cash flows provided by operating activities	4,323	4,334

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	627	(1,224)
Purchases of investment securities	(6,438)	(16,684)
Sales, maturities, and calls of available for sale securities	8,710	17,517
(Purchase) redemption of restricted equity securities, net	(13)	177
Net increase in loans	(23,352)	(14,231)
Proceeds from sales of other real estate	982	1,800
Purchases of property and equipment	(1,863)	(2,010)
Proceeds from disposals of property and equipment	-	9
Net cash flows used in investing activities	(21,347)	(14,646)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	947	10,736
Net increase in interest-bearing deposits	10,760	4,635
Net increase in short-term borrowings	211	306
Net increase (decrease) in long-term FHLB borrowings	250	(3,000)
Preferred stock issue, net	-	13,300
Preferred stock redeemed	-	(10,374)
Preferred stock dividend payment	(630)	(639)
Net cash flows provided by financing activities	11,538	14,964
Net (decrease) increase in cash and cash equivalents	(5,486)	4,652
Cash and cash equivalents, beginning	19,537	9,812
Cash and cash equivalents, ending	$14,051	$14,464

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,585	$1,706
Cash payments for income taxes	$42	$38

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate	$1,520	$1,613

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

Basis of Presentation

The consolidated financial statements as of September 30, 2014 and for the periods ended September 30, 2014 and 2013 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended September 30, 2014 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2013, included in the Company’s Form 10-K for the year ended December 31, 2013. Interim financial performance is not necessarily indicative of performance for the full year.

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

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2014 and December 31, 2013, are as follows:

(Dollars In Thousands)	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$27,109	$308	$(225)	$27,192
Mortgage-backed securities	11,212	144	(74)	11,282
Municipal securities	17,906	425	(143)	18,188
	$56,227	$877	$(442)	$56,662

(Dollars In Thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$26,489	$235	$(440)	$26,284
Mortgage-backed securities	15,328	193	(160)	15,361
Municipal securities	17,012	68	(803)	16,277
	$58,829	$496	$(1,403)	$57,922

U. S. Government and federal agency securities: The unrealized losses on 22 of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Mortgage-backed securities: The unrealized losses on 9 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Municipal securities: The unrealized losses on 15 of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

The following tables demonstrate the unrealized loss position of available-for-sale securities at September 30, 2014 and December 31, 2013. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	September 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$7,147	$(57)	$6,062	$(168)	$13,209	$(225)
Mortgage-backed securities	562	(2)	4,252	(72)	4,814	(74)
Municipal securities	1,546	(52)	3,744	(91)	5,290	(143)
	$9,255	$(111)	$14,058	$(331)	$23,313	$(442)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency securities	$9,676	$(341)	$1,897	$(99)	$11,573	$(440)
Mortgage-backed securities	5,964	(134)	1,042	(26)	7,006	(160)
Municipal securities	12,253	(683)	1,185	(120)	13,438	(803)
	$27,893	$(1,158)	$4,124	$(245)	$32,017	$(1,403)

There are 46 debt securities with fair values totaling $23.3 million considered temporarily impaired at September 30, 2014.  As of September 30, 2014, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $108 thousand on sales of securities in the first nine months of 2014. The Company realized $116 thousand of gains during the same period last year.

The amortized cost and estimated fair values of investment securities available for sale at September 30, 2014, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Estimated Fair Value
One year or less	$255	$257
Over one through five years	710	720
Over five through ten years	9,687	9,700
Greater than 10 years	45,575	45,985
	$56,227	$56,662

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2014 and December 31, 2013 were as follows:

(Dollars In Thousands)	September 30, 2014	December 31, 2013
Construction loans:
Residential	$10,517	$6,768
Land acquisition, development & commercial	22,149	20,904
Real estate:
Residential	82,519	72,934
Commercial	132,691	126,100
Commercial, industrial & agricultural	39,762	42,155
Equity lines	23,523	20,374
Consumer	8,203	8,698
Total	319,364	297,933
Less allowance for loan losses	(3,522)	(3,721)
Loans, net	$315,842	$294,212

The past due and nonaccrual status of loans as of September 30, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$-	$-	$-	$-	$10,517	$10,517	$-
Land acquisition, development & commercial	-	-	-	-	22,149	22,149	-
Real estate:
Residential	141	-	480	621	81,898	82,519	480
Commercial	-	-	152	152	132,539	132,691	784
Commercial, industrial & agricultural	20	-	10	30	39,732	39,762	10
Equity lines	180	-	-	180	23,343	23,523	-
Consumer	1	37	-	38	8,165	8,203	24
Total	$342	$37	$642	$1,021	$318,343	$319,364	$1,298

The past due and nonaccrual status of loans as of December 31, 2013 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$-	$-	$-	$-	$6,768	$6,768	$-
Land acquisition, development & commercial	-	-	-	-	20,904	20,904	-
Real estate:
Residential	-	-	931	931	72,003	72,934	707
Commercial	-	-	-	-	126,100	126,100	-
Commercial, industrial & agricultural	270	44	36	350	41,805	42,155	193
Equity lines	203	-	59	262	20,112	20,374	59
Consumer	16	-	30	46	8,652	8,698	30
Total	$489	$44	$1,056	$1,589	$296,344	$297,933	$989

There were no loans that were past due ninety days or more and still accruing interest as of September 30, 2014. There was one loan of $223 thousand that was past due ninety days or more and still accruing interest at December 31, 2013.

Impaired loans, which include TDR’s of $6.8 million, and the related allowance at September 30, 2014, were as follows:

September 30, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	1,282	1,282	-	1,346	49
Real estate:
Residential	480	656	-	480	8
Commercial	9,461	9,461	-	10,680	351
Commercial, industrial & agricultural	495	495	-	498	21
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with no allowance	$11,718	$11,894	$-	$13,004	$429

September 30, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real estate:
Residential	-	-	-	-	-
Commercial	152	152	146	153	3
Commercial, industrial & agricultural	-	-	-	-	-
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$152	$152	$146	$153	$3

Impaired loans, which include TDR’s of $6.3 million, and the related allowance at December 31, 2013, were as follows:

December 31, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	1,550	1,550	-	1,550	67
Real estate:
Residential	412	412	-	415	18
Commercial	9,266	9,266	-	9,365	442
Commercial, industrial & agricultural	283	283	-	733	46
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with no allowance	$11,511	$11,511	$-	$12,063	$573

December 31, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction loans:
Residential	$-	$-	$-	$-	$-
Land acquisition, development & commercial	-	-	-	-	-
Real estate:
Residential	438	438	163	439	16
Commercial	-	-	-	-	-
Commercial, industrial & agricultural	41	41	10	34	1
Equity lines	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans with an allowance	$479	$479	$173	$473	$17

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of four loans totaling $6.8 million at September 30, 2014.  This compares with $6.3 million in total restructured loans at December 31, 2013.

In September 2014, the Company agreed to take ownership via a deed-in-lieu of foreclosure of a commercial property pledged to a loan. The property is included in other real estate owned. The remaining balance is reported as a loan modified as a TDR. The following table presents by class of loan, information related to the loan modified in a TDR during 2014:

Loans modified as TDR's For the nine months ended September 30, 2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in Thousands)
Construction loans:
Residential	-	$-	$-
Land acquisition, development & commercial	-	-	-
Real estate loans:
Residential	-	-	-
Commercial	1	1,932	632
Commercial, industrial, agricultural	-	-	-
Equity lines	-	-	-
Consumer	-	-	-
Total Loans	1	$1,932	$632

For the nine months ended September 30, 2013, no loans were modified as TDR’s.

Two of the four loans totaling $6.1 million were performing in accordance with their restructured terms and were not on nonaccrual status at September 30, 2014. The other two loans totaling $656 thousand were on nonaccrual status at the end of the third quarter of 2014.  One of the loans on nonaccrual status at September 30, 2014 was the loan that was modified as a TDR during the third quarter of 2014. The other was a TDR that was classified as a substandard non-accruing loan at September 30, 2014 and 2013. The outstanding balance of this loan was $24 thousand and $39 thousand at September 30, 2014 and September 30, 2013, respectively.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company’s allowance for loan losses. The three TDR’s, modified prior to 2014, have not had any defaults during the twelve month period ended September 30, 2014, and the TDR modified in 2014 has remained current subsequent to modification. When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent. Loans identified as TDRs frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan. As a result of any modification as a TDR, if a specific reserve is associated with the loan it may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

Note 4. Allowance for Loan Losses

The following table presents, as of September 30, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

September 30, 2014	Allowance for loan losses							Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$156	$-	$-	$100	$256	$-	$256	$10,517	$-	$10,517
Land acquisition, development & commercial	872	-	-	(162)	710	-	710	22,149	1,282	20,867
Real estate:
Residential	867	(233)	34	172	840	-	840	82,519	480	82,039
Commercial	1,008	-	-	(65)	943	146	797	132,691	9,613	123,078
Commercial, industrial & agricultural	327	(50)	-	4	281	-	281	39,762	495	39,267
Equity lines	385	(136)	8	137	394	-	394	23,523	-	23,523
Consumer	63	(26)	2	15	54	-	54	8,203	-	8,203
Unallocated	43	-	-	1	44	-	44	-	-	-
Total	$3,721	$(445)	$44	$202	$3,522	$146	$3,376	$319,364	$11,870	$307,494

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2013	Allowance for loan losses							Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$117	$-	$-	$39	$156	$-	$156	$6,768	$-	$6,768
Land acquisition, development & commercial	811	-	-	61	872	-	872	20,904	1,550	19,354
Real estate:
Residential	725	(446)	81	507	867	163	704	72,934	850	72,084
Commercial	1,054	(88)	298	(256)	1,008	-	1,008	126,100	9,266	116,834
Commercial, industrial & agricultural	459	(27)	-	(105)	327	10	317	42,155	324	41,831
Equity lines	386	-	2	(3)	385	-	385	20,374	-	20,374
Consumer	145	(14)	-	(68)	63	-	63	8,698	-	8,698
Unallocated	93	-	-	(50)	43	-	43	-	-	-
Total	$3,790	$(575)	$381	$125	$3,721	$173	$3,548	$297,933	$11,990	$285,943

Loans by credit quality indicators as of September 30, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total

Construction loans:
Residential	$10,517	$-	$-	$-	$10,517
Land acquisition, development & commercial	20,851	-	1,298	-	22,149
Real estate:
Residential	77,673	4,366	-	480	82,519
Commercial	128,615	596	2,696	784	132,691
Commercial, industrial & agricultural	39,067	41	644	10	39,762
Equity lines	23,323	-	200	-	23,523
Consumer	8,179	-	-	24	8,203
Total	$308,225	$5,003	$4,838	$1,298	$319,364

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total

Construction loans:
Residential	$6,768	$-	$-	$-	$6,768
Land acquisition, development & commercial	19,336	-	1,568	-	20,904
Real estate:
Residential	67,548	4,455	223	708	72,934
Commercial	121,970	510	3,620	-	126,100
Commercial, industrial & agricultural	41,051	96	815	193	42,155
Equity lines	20,316	-	-	58	20,374
Consumer	8,668	-	-	30	8,698
Total	$285,657	$5,061	$6,226	$989	$297,933

At September 30, 2014 and December 31, 2013, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the nine months ended September 30, 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	1,520	-	1,520
Writedowns	-	-	-
Sales	(1,399)	422	(977)
Balance at the end of the period	$9,199	$(513)	$8,686

Changes in foreclosed properties for the nine months ended September 30, 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	1,613	-	1,613
Writedowns	-	(377)	(377)
Sales	(2,023)	249	(1,774)
Balance at the end of the period	$9,103	$(703)	$8,400

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2014 and December 31, 2013 were as follows:

(Dollars In Thousands)	September 30, 2014	December 31, 2013
Residential commercial	$220	$-
Residential lots	3,023	3,472
Residential development	423	-
Commercial lots	1,075	1,076
Commercial buildings	3,945	3,595
Total Other Real Estate Owned	$8,686	$8,143

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $41 thousand and $29 thousand for the years to date September 30, 2014 and 2013, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No options were granted during the nine months ended September 30, 2014 or 2013. All previously issued options were fully vested by the end of 2012, thus no compensation expense related to stock options was recorded in 2014 or 2013.

A summary of option activity under the 2005 stock option plan for the year to date September 30, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2013	391,710	$9.34
Granted	-	-
Exercised	-	-
Forfeited	(7,150)	10.00
Balance at September 30, 2014	384,560	$9.35	$-	1.80
Exercisable at September 30, 2014	384,560	$9.35	$-	1.80

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2014.

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

The restrictions attached to stock issued under the Plan provide for vesting over a five-year period. During the first nine months of 2014, the Company issued 17,268 shares of stock under the Plan, and in the same period of 2013, the Company issued 7,781 shares of stock under the Plan. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	27,846	$5.05	25,896	$4.76
Granted	17,268	6.25	7,781	5.98
Vested	(7,387)	5.23	(5,831)	5.03
Cancelled	-	-	-	-
Nonvested at end of year	37,727	$5.56	27,846	$5.05

The remaining unamortized compensation expense for restricted stock was $174 thousand at September 30, 2014 and will be recognized over the next 4.4 years. All compensation expense for stock options has been recognized.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

(Dollars In Thousands)		Carrying value at September 30, 2014
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$27,192	-	$27,192	-
Mortgaged-backed securities	11,282	-	11,282	-
Municipal securities	18,188	-	18,188	-

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government agency securities	$26,284	-	$26,284	-
Mortgaged-backed securities	15,361	-	15,361	-
Municipal securities	16,277	-	16,277	-

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

(Dollars In Thousands)		Carrying value at September 30, 2014
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$6	-	$-	$6
Other real estate owned	8,686	-	3,475	5,211

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$306	-	$-	$306
Other real estate owned	8,143	-	3,745	4,398

At September 30, 2014 and December 31, 2013, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following tables display quantitative information about Level 3 Fair Value Measurements for September 30, 2014 and December 31, 2013:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for September 30, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$6	Discounted appraised value	Selling cost	20%	-	20%	(20%)
			Discount for lack of marketability and age of appraisal	0%	-	0%	(0%)

Other real estate owned	$1,457	Discounted appraised value	Selling cost	0%	-	6%	(5%)
			Discount for lack of marketability and age	4%	-	33%	(8%)

	$3,754	Internal evaluations	Internal evaluations	10%	-	10%	(10%)

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$306	Discounted appraised value	Selling cost	10%	-	10%	(10%)
			Discount for lack of marketability and age of appraisal	32%	-	32%	(32%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	0%	-	6%	(5%)
			Discount for lack of marketability and age	0%	-	25%	(9%)

	$2,940	Internal evaluations	Internal evaluations	10%	-	10%	(10%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At September 30, 2014 and December 31, 2013, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: Short term borrowings consist of overnight borrowings and mature within one to three days. At September 30, 2014 and December 31, 2013, management believes the carrying value of securities sold under agreements to repurchase approximates estimated market value.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at September 30, 2014 and December 31, 2013:

(Dollars In Thousands)		Fair value at September 30, 2014
Description	Carrying value as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$14,051	$12,051	$-	$2,028	$14,079
Federal funds sold	111	111	-	-	111
Securities available-for-sale	56,662	-	56,662	-	56,662
Restricted equity securities	2,577	-	2,577	-	2,577
Loans held for sale	317	-	317	-	317
Loans, net	315,842	-	-	316,414	316,414
Bank owned life insurance	3,595	-	3,595	-	3,595
Accrued income	1,777	-	1,777	-	1,777
Financial liabilities
Total deposits	351,477	-	338,622	-	338,622
Short term borrowings	469	-	469	-	469
FHLB borrowings	22,250	-	22,629	-	22,629
Accrued interest payable	295	-	295	-	295

(Dollars In Thousands)		Fair value at December 31, 2013
Description	Carrying value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$19,537	$17,537	$-	$2,004	$19,541
Federal funds sold	738	738	-	-	738
Securities available-for-sale	57,922	-	57,922	-	57,922
Restricted equity securities	2,564	-	2,564	-	2,564
Loans, net	294,212	-	-	293,135	293,135
Bank owned life insurance	3,518	-	3,518	-	3,518
Accrued income	1,877	-	1,877	-	1,877
Financial liabilities
Total deposits	339,770	-	327,514	-	327,514
Short term borrowings	258	-	258	-	258
FHLB borrowings	22,000	-	22,560	-	22,560
Accrued interest payable	286	-	286	-	286

Note 8. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the three and nine months ended September 30, 2014 and 2013 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2014	2013
Available for sale securities
Realized gains on sales of securities held for sale during the period	$-	$8	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	-	3	Income tax expense
	$-	$5	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2014	2013
Available for sale securities
Realized gains on sales of securities held for sale during the period	$108	$116	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	37	39	Income tax expense
	$71	$77	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.

	For the Three Months Ended September 30,
	2014			2013
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,287,567	$567	$0.17	3,270,299	$298	$0.09
Series C Preferred Stock Dividends		210			180
Effect of dilutive securities:
Convertible preferred stock	2,240,000	-	(0.03)	2,240,000	-	(0.00)
Earnings per common share, diluted	5,527,567	$777	$0.14	5,510,299	$478	$0.09

	For the Nine Months Ended September 30,
	2014			2013
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,283,962	$1,783	$0.54	3,268,646	$1,158	$0.35
Series C Preferred Stock Dividends		630			180
Effect of dilutive securities:
Convertible preferred stock	2,240,000	-	(0.10)	779,487	-	(0.02)
Earnings per common share, diluted	5,523,962	$2,413	$0.44	4,048,133	$1,338	$0.33

At September 30, 2014 and 2013, stock options to purchase 384,560 and 413,710 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive.

Note 10. Capital Requirements

In July 2013, the FRB issued revised final rules that make technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules require the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.  Had the new minimum capital ratios described above been effective as of September 30, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date. The rule introduces the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer.

Note 11. Subsequent Events

On October 23, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on December 15, 2014 to preferred shareholders of record November 30, 2014. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of this filing.

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

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the Roanoke Valley, the New River Valley and Smith Mountain Lake. The Company serves these markets through a network of six branches, seven ATM’s, HomeTown Mortgage and HomeTown Investments. A high level of responsive and personal service coupled with local decision-making are the hallmarks of the Company’s customer oriented strategy. The Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake; in the town of Christiansburg, Virginia at 2950 Market Street; in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419; in the City of Roanoke, Virginia at 3521 Franklin Road; and in the City of Salem, Virginia at 852 West Main Street. HomeTown Bank, with a 49% interest in the joint venture HomeTown Residential Mortgage, LLC, operates a dedicated mortgage office on Colonial Ave., next to the existing branch.

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

Discussion of Operations

Nine Months Ended September 30, 2014

Net income for the nine months ended September 30, 2014 totaled $2.4 million, and was $474 thousand or 24.4% higher than the $1.9 million earned during the same period of 2013, as the result of higher net interest income and noninterest income.

For the year to date through September 30, 2014, net interest income was $10.9 million, compared to $10.2 million earned during the same period in the prior year. The $697 thousand or 6.8% improvement was fueled by the expansion of earning assets. The level of average earning assets for the first nine months of 2014 was $28.0 million above the prior year. Average loans expanded by $32.4 million during this time and were funded primarily by the growth of $22.2 million in average deposits. Average investments were $3.3 million less year to date September 30, 2014 than the same period last year, as management directed some of the funds from sales, payments and maturities to the expansion of the loan portfolio. Average Federal Home Loan Bank advances were $2.4 million more for the first nine months of 2014 compared to the same period last year and were another source of funding for loan expansion.

The provision for loan losses for the nine months ended September 30, 2014 and 2013 was $202 thousand and $125 thousand, respectively. Higher recoveries in 2013 replenished the allowance for loan losses and reduced the amount of provision last year.

Noninterest income totaled $1.3 million for the first nine months of 2014, up $252 thousand or 23.2% from the same period last year. Growth in the number of core deposit accounts resulted in increased service charge income on deposit accounts, and ATM and interchange income. In total these items were up $170 thousand over last year. The Company purchased life insurance policies in the fourth quarter of 2013 on certain key executives to provide the funding for the supplemental retirement benefit offered to these individuals. These policies are recorded at the cash surrender value of the life insurance contracts. Increases in the cash surrender value of $77 thousand, during the nine months ended September 30, 2014, were included in other income. HomeTown Investments began generating revenue in the second quarter of 2014, and also contributed $47 thousand to other income. Lower mortgage income offset some of these favorable variances, due to the reduction in mortgage refinancing, a nationwide trend that began in the second half of 2013.

Year to date September 30, 2014, total noninterest expense was $8.5 million, $270 thousand or 3.3% more than the $8.3 million recorded in the same period last year. The increase resulted primarily from the expansion of business in the current year compared to the prior year. The Company built a new branch at the site of the Salem ATM and opened the branch for business on July 28, 2014, which accounted for $139 thousand or 51.5% of the $270 thousand increase over the prior year. Salaries and employee benefits through September 30, 2014 were $4.3 million compared to $4.1 million last year. The $231 thousand or 5.7% increase was due to several factors. Staffing of the new Salem branch accounted for $67 thousand of the increase. The expense for the Supplemental Retirement Plan for certain key officers mentioned in the previous paragraph was $78 thousand year to date September 30, 2014 compared to none for the same period in 2013. The remainder of the increase in salaries reflects annual cost of living and merit pay increases and higher benefit costs in the current year. Occupancy and equipment expense totaled $1.1 million through September 30, 2014, an increase of $156 or 16.0% over last year. Again expansion of operations accounted for most of the increase. At the end of 2013, the New River Valley operations were relocated to a new, larger building. The New River Valley operations and the Salem branch accounted for $101 thousand or 64.9% of the increase in this category of noninterest expense.

Noninterest expense included favorable variances which offset some of the higher costs. Through September 20, 2014, the Company had recognized $5 thousand in gains from the sale of other real estate owned compared to $351 thousand of losses for the same period last year. The prior year losses were mainly due to writedowns totaling $321 thousand on two large other real estate owned properties as the result of new appraisals last year. FDIC insurance expense was $202 thousand below the prior year due primarily to a decreased rate.

Three Months Ended September 30, 2014

The Company recorded net income of $777 thousand for the third quarter of 2014, compared to $772 thousand for the same quarter a year ago. Net income available to common stockholders was $567 thousand for the three months ended September 30, 2014, or $269 thousand more than the $298 thousand available for the same period last year. Series A and B preferred stock were redeemed on September 24, 2013. The remaining discount related to the redeemed shares was fully amortized in 2013, resulting in accretion of $102 thousand in the third quarter of 2013 versus none in the third quarter of 2014. The fact that during the third quarter of 2013, dividends were paid to both Series A and B preferred shareholders’ as well as Series C preferred shareholders further reduced the earnings available to common shareholders. In the third quarter of 2014, the Company incurred $157 thousand in non-recurring expenses related to its subsidiary Hometown Bank's lawsuit action against HomeTrust Bank of Asheville, N.C. On August 19, 2014 the two companies agreed to dismiss the actions each had against the other with each party being responsible for their own expenses.

Net interest income was $3.7 million for the third quarter of 2014, and has increased every quarter in the current year. Net interest income was $3.5 million for the same quarter last year. The favorable variance in the third quarter’s net interest income compared to the same quarter in the prior year was due largely to a higher volume of earning assets. Average earning assets for the third quarter of 2014 were $386 million, $30.3 million higher than the $356 million average for the third quarter of 2013. Increased activity in loan originations fueled the expansion. The increase in average loans was funded primarily by core deposit growth. Average deposits for the third quarter of 2014 were $351 million, an increase of $17.4 million over total average deposits of $334 million for the same quarter in 2013. Federal Home Loan Bank advances and deposits with banks provided the remaining funds for loan growth. Average Federal Home Loan Bank advances were $25.9 million for the three months ended September 30, 2014, $6.9 million higher than the same period last. Average deposits with banks were $3.6 million less for the third quarter of 2014 compared to the third quarter of 2013.

The tax equivalent net interest margin was 3.88%, 3.86%, and 3.91% for the three months ended, September 30, 2014, June 30, 2014, and September 30, 2013, respectively. The 2 basis point improvement for the third quarter compared to the previous quarter, was the result of the decline in the cost of funds exceeding the decline in earning asset yields. The 3 basis point decline in the net interest margin for the third quarter 2014 compared to the same quarter a year ago, reflects the drop in the yield on loans, as new loans and renewals are at lower current market rates. The weighted average maturity of the fixed rate portion of the portfolio has remained relatively unchanged in 2014. Maintaining a relatively short term presents pricing opportunities in the future. The impact of lower yields on earning assets has been partially mitigated by lower costs of funds. The main factor contributing to lower fund costs was a favorable change in mix to a higher concentration of lower cost deposit products, including the strategic use of brokered CD’s as a source of liquidity. Because of the low interest rate environment over the past few years, demand deposits at commercial banks grew at an unprecedented rate; this trend has begun to reverse itself, and could accelerate as shorter term rates rise. At the October 29, 2014 Federal Open Market Committee meeting, the Committee reaffirmed that changes to interest rates are contingent on progress towards its two goals, price stability and maximum employment, but for the first time, said rates could rise sooner if the economy progresses faster than expected. Many economists anticipate the central bank will raise short-term interest rates sometime in the second or third quarter of 2015. Management expects the combination of lower loan yields and possibly higher deposit costs in the future to further compress the net interest margin in future quarters.

Based on the allowance for loan loss calculation and analysis performed at each respective quarter end, no provision for loan losses was recorded in the third quarter of 2014 or 2013

During the three months ended September 30, 2014, noninterest income totaled $501 thousand, $183 thousand or 57.5% higher than the same period in the prior year. Service charge income on deposit accounts and ATM and interchange income has risen for four consecutive quarters and reflects the growth of core deposit accounts; and totaled $231 thousand for the third quarter of 2014, an increase of $70 thousand or 43.5% over the same quarter in 2013. Mortgage loan brokerage fees for the third quarter of 2014 were $102 thousand, compared to $17 thousand for the previous quarter, and $62 thousand for the same quarter a year ago, the increase in fees is due to resurgence in mortgage lending. Despite recent improvements, the Mortgage Bankers Association (MBA) still anticipates originations for 2014 to be less than 2013. However, the MBA's most recent forecast predicts originations for 2015 to exceed 2014. Increases in the cash surrender value of life insurance on certain key executives added $26 thousand to other income, during the three months ended September 30, 2014. HomeTown Investments began generating revenue in the second quarter of 2014, and also contributed $21 thousand to other income in the third quarter.

Noninterest expense totaled $3.1 for the three months ended September 30, 2014, an increase of $455 thousand or 17.3% over the same period in 2013. Professional fees were $157 thousand higher than the prior year due primarily to $126 thousand in legal fees related to the unfair competition claim brought against HomeTrust Bank, which was settled favorably in August 2014. Increases in other categories primarily reflect the Company’s growth.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At September 30, 2014, the Company had total assets of $418 million, up $15.5 million or 3.8% over total assets of $402 million at December 31, 2013.   At the end September 2014, net loans had increased $21.6 million or 7.4% over year end 2013. Of the total increase in net loans of $21.6 million since year end 2013, $20.1 million occurred during the first half of 2014. Loan growth was slower in the third quarter but is expected to improve in the fourth quarter of 2014.

The Company’s liabilities at September 30, 2014 totaled $376 million compared to $363 million at December 31, 2013, an increase of $12.8 million or 3.5%.   Deposits have risen $11.7 million or 3.4% since year end 2013, due largely to the expansion of operations in the New River Valley and Salem. Interest bearing deposits were $10.8 million or 3.7% higher at the end of September 2014 compared to year end 2013, due to increases in consumer core deposits, and the strategic use of brokered deposits as one of the sources for loan growth. Noninterest bearing deposits increased $947 thousand or 2.0% during the same time.

At September 30, 2014 and December 31, 2013, the Company had stockholders’ equity of $42.2 million and $39.5 million, respectively, an increase of $2.7 million or 6.9%. The change in stockholders’ equity in the first nine months of 2014 was mainly the result of net income of $2.4 million, partially offset by the payment of $630 thousand of dividends on preferred stock. The $886 thousand change in accumulated other comprehensive income (loss) also contributed to the overall increase in stockholders’ equity.

Management believes the Company has sufficient capital to fund its operations. At September 30, 2014, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company has multiple credit lines available as an alternative source of funding.

 Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Real Estate:
Construction and land development	$-	$-
Residential 1-4 families	480	707
Commercial real estate	784	-
Commercial loans	10	193
Equity lines	-	59
Loans to individuals	24	30
Total nonperforming loans	1,298	989
Other real estate owned	8,686	8,143
Total nonperforming assets, excluding performing restructured loans	9,984	9,132
Performing restructured loans	6,132	6,278
Total nonperforming assets, including performing restructured loans	$16,116	$15,410

During the nine months ended September 30, 2014, there were $2.3 million of additions to nonperforming loans, of which $1.5 million were subsequently foreclosed and included in other real estate owned at quarter end. Other real estate owned sold during 2014 totaled $977 thousand.

Troubled debt restructurings (“TDR’s”) were comprised of four loans totaling $6.8 million at September 30, 2014.  Two of the four loans were included in impaired loans, but were performing in accordance with their restructured terms and were not on nonaccrual status.  The remaining $656 thousand were on nonaccrual status at the end of the third quarter of 2014.  This compares with $6.3 million in total restructured loans at December 31, 2013.  For the nine months ended September 30, 2014, one loan was modified as a TDR. For the year 2013, no loans were modified in a TDR.

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2014 and December 31, 2013 are included in Note 5, and the activity in other real estate owned for the first nine months of 2014 and 2013 is also included in Note 5.

Gains on sales of other real estate owned totaled $5 thousand through the end of the third quarter of 2014, compared to gains on sales of other real estate of $26 thousand for the same period of 2013. There were no writedowns of other real estate owned in the first nine months of 2014. The first nine months of 2013 included $377 thousand of writedowns.

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

Specific loss reserves for loans individually evaluated for impairment totaled $146 thousand and $173 thousand at September 30, 2014 and December 31, 2013, respectively.  Impaired loans totaled $11.9 million and $12.0 million at September 30, 2014 and December 31, 2013, respectively.    Based on the general reserves established on loans collectively evaluated for impairment and the specific reserves for loans individually evaluated for impairment, the Company recorded a provision for loan losses of $202 thousand in the first nine months of 2014 compared to $125 thousand in 2013.    Unallocated reserves were $44 thousand at September 30, 2014 and $43 thousand at December 31, 2013. The percentage of the allowance for loan losses to total loans was 1.10%, and 1.25% at September 30, 2014, and December 31, 2013, respectively.  The percentage of the allowance for loan losses to total loans declined from December 31, 2013 to September 30, 2014 because of improvement in the historical net charge off ratio.  The increase in nonperforming assets since December 31, 2013 was due primarily to one loan that had been classified as Substandard and impaired for several years. As an impaired loan, the credit was individually evaluated and the collateral was deemed sufficient with no specific reserve for loan losses. The loan was added to nonaccruals in the second quarter of 2014. The bank foreclosed on a property to satisfy part of the credit and modified the remaining debt as a TDR in the third quarter of 2014.

The Federal Reserve’s most recent report of economic activity, the Beige Book, described growth as modest to moderate at a pace similar to that noted in the previous report.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold and securities available for sale, net of securities pledged and cash balance requirements totaled $59.0 million and $63.1 million at September 30, 2014 and December 31, 2013, respectively.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral. At September 30, 2014, the Company had borrowed $22.3 million of the $35.1 million of lendable collateral value, leaving $12.8 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. In addition, the Company had $18.5 million of fed funds lines of credit available at September 30, 2014. At September 30, 2014, there were no advances on the fed funds or guidance lines.

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

As of September 30, 2014, the most recent notification from the Federal Reserve Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following are the Company’s and Bank’s capital ratios:

September 30, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$45,483	13.5%	$27,050	8.0%	N/A	N/A
HomeTown Bank	$44,848	13.3%	$27,050	8.0%	$33,813	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$41,961	12.4%	$13,525	4.0%	N/A	N/A
HomeTown Bank	$41,326	12.2%	$13,525	4.0%	$20,288	6.0%
Tier I Capital (to Average Assets)
Consolidated	$41,961	10.0%	$16,814	4.0%	N/A	N/A
HomeTown Bank	$41,326	9.8%	$16,814	4.0%	$21,017	5.0%

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

At September 30, 2014 outstanding commitments to extend credit including letters of credit were $76.8 million. There are no commitments to extend credit on impaired loans.

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HomeTown Bankshares Corporation (the “Company”), announced on August 19, 2014 the entry of its wholly owned subsidiary Roanoke, Virginia based HomeTown Bank into an Agreement with HomeTrust Bank, a Federal Saving Bank headquartered in Asheville, North Carolina whereby the two Companies agreed to dismiss the actions each had against the other in the United States District Courts for the Eastern and Western Districts of Virginia. Each party is responsible for their own attorneys’ fees and litigation expenses. The Company incurred $126 thousand in legal fees defending their position and $31 thousand in additional marketing expense.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014, and 2013;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 14, 2014	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 14, 2014	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014, and 2013;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.