Form 10-K
period 2014-12-31
HomeTown Bankshares Corp
filed 2015-03-31
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-158525

HomeTown Bankshares Corporation

(Exact name of registrant as specified in its charter)

Virginia	26-4549960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 South Jefferson Street Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 345-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014. $19,297,569, based on $6.25 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,296,237 shares outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement for the 2015 Annual Meeting of Shareholders have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

The Bank opened for business on November 14, 2005 and was capitalized by more than 2,000 shareholders who wanted a new local bank dedicated to customer service. These investors provided the initial customer base and are integral to the success of the Bank. Management believes that the key to the Bank’s success lies in providing Bank customers with personalized service from experienced banking professionals while providing innovative, highly competitive and convenient products and services that meet their banking needs. In 2014 the Bank operated a joint venture with another entity and now has a 49% ownership interest in HomeTown Residential Mortgage, LLC.

The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and larger companies. The Bank provides a full range of services to meet the financial needs of its customers and strives to provide its customers with innovative products while maintaining the prompt response and the high level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area. Management believes that the combination of local ownership and size allows the Bank to offer services and products specifically tailored to the needs of the community. The Bank’s Principal Office is located at 202 S. Jefferson Street, Roanoke, Virginia. The Bank maintains its primary website at www.hometownbankva.com. Other websites, the Bank uses are www.newriverbankva.com, www.switch2hometown.com, www.switchtohometown.com, www.switchtohometown.net, www.switchtohometownbank.com, www.switchtonewriverbank.com, www.hometownbank.com, and www.hometownbanktix.com.

Principal Products of the Bank

The Bank offers a full range of banking services to small and medium-size businesses, real estate investors and developers, private investors, professionals and individuals.  In addition to its main office, the Company has full-service offices in Franklin County, Virginia at Westlake, in the town of Christiansburg, Virginia at 2950 Market Street, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, in the City of Roanoke, Virginia at 3521 Franklin Road and in the City of Salem, at 852 West Main Street.

Deposit Services. The Bank offers a full range of deposit services that are typically available in most banks, savings banks and credit unions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. From the beginning, the Bank has focused on convenience, innovation, and value. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, and associations and organizations.

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

Other Services. Other services offered by the Bank include safe deposit boxes, traveler’s checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, overdraft protection, check cards, credit cards and merchant card services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout the world. The Bank intends to introduce new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as internet banking, including on-line bill pay and mobile banking. The services allow customers to handle routine transactions using the internet at the Bank’s website www.hometownbankva.com or on their mobile phones.

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

Employees

As of December 31, 2014, the Company had 96 employees, including 95 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“SOX”) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including HomeTown Bankshares. SOX creates increased responsibilities for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on HomeTown Bankshares’ systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines that are applicable to HomeTown Bankshares. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. HomeTown Bankshares is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against HomeTown Bankshares if its subsidiary bank becomes undercapitalized. HomeTown Bankshares’ bank subsidiary is well capitalized and fully in compliance with capital guidelines. However, regulatory capital requirements relate to earnings and asset quality, among other factors. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels.

On July 2, 2013, the Federal Reserve Board of Governors approved the final Basel III risk-based capital rule. This rule aims to improve the quality and quantity of capital for all banking organizations and provides a new regulatory framework for U.S. banking organizations which is consistent with international standards. Community banking organizations first became subject to the final Basel III rule on January 1, 2015. Thereafter begins a phase-in period through January 1, 2019. The new rule implements higher minimum capital requirements and emphasizes the use of common equity through the introduction of a new capital ratio: common equity tier 1 (CET1). In addition, the new rule establishes stricter eligibility for capital instruments included in CET1, and additional tier 1 capital or tier 2 capital. The rule introduces the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer.

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

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests over certain thresholds in private equity and hedge funds. Final rules implementing the Volcker Rule were adopted on December 10, 2013. The final rules require entities to establish internal compliance programs which may include making regular reports about those activities to regulators. The final rules were effective April 1, 2014, with full compliance being phased in over a period which will end on July 21, 2016.  The Volcker Rule has been subject to much commentary from the banking industry and the Company continues to evaluate the impact the Rule will have on the industry and the Company in particular.

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

 Executive Officers of the Registrant

The following table shows the Company’s executive officers as of March 30, 2015 and their areas of responsibility. The executive officer biographies follow the table

Name	Age	Position
Susan K. Still	61	President & CEO
Charles W. Maness, Jr.	58	Executive Vice President & CFO
William C. Moses	59	Executive Vice President & Chief Credit Officer
Terrance E. O’Shaughnessy	59	Executive Vice President & Chief Lending Officer
Laurie C. Hart	53	Executive Vice President & Chief Retail and Deposit Officer

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

Charles W. Maness, Jr., has served as Executive Vice President and Chief Financial Officer of the Company since May 2006.

William C. Moses, has served as Executive Vice President and Chief Credit Officer of the Company since November 2005.

Terrance E. O’Shaughnessy, has served as Executive Vice President and Chief Lending Officer of the Company since June 2008 and previously served as a commercial lender for the Company since June 2007.

Laurie C. Hart, has served as Executive Vice President and Chief Retail and Deposit Officer of the Company since November 2008 and previously served Senior Vice President and Deposit Officer since November 2007.

ITEM 1A.             RISK FACTORS.

Not Required.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not Required.

ITEM 2.                PROPERTIES.

As of March 30, 2015, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 2950 Market Street, Christiansburg, Virginia (the “Christiansburg Office”); vi) a branch office at 852 West Main Street, Salem, Virginia (the “Salem Office”).

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

Salem Office. The Bank purchased property at 852 West Main Street, Salem on September 2, 2011. A stand-alone fully operational ATM was completed and put into service April 15, 2013, and on July 28, 2014, a full service branch office opened at this location.

Market Square ATM. The Bank leases space at 1 Market Square, Roanoke for a cash dispensing ATM. The ATM was put into operation May 10, 2013, and is located at the newly renovated Center in the Square building, a cultural hub in downtown Roanoke.

Operations Center. Due to limited available space at the downtown office and continued growth of the Company, management recognized the need for an Operations Center that would provide ample space for current and future expansion. The Bank owned an office building, through foreclosure, at 4633 Brambleton Avenue in Roanoke that could be converted to a secure Operations Center. The two story 12,000 square foot building was built in 2007. At a board meeting held on December 18, 2014, the Board of Directors approved the Bank’s use of the property, and it was reclassed from other real estate owned to property and equipment.

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

ITEM 4.             MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, are not listed on any stock exchange, however are quoted on the Over the Counter Bulletin Board under the stock symbol “HTMA”. Based on available information, the Company believes that from January 1, 2014 to December 31, 2014, the selling price of shares of its common stock ranged from $6.05 to $7.20, and that approximately 249 thousand shares were traded. There may, however, have been other transactions at other prices not known to the Company.

	2014		2013
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$6.50	$6.25	$6.25	$4.15
June 30	$6.40	$6.05	$6.49	$5.52
September 30	$6.65	$6.16	$6.45	$6.00
December 31	$7.20	$6.22	$6.50	$6.35

As of March 30, 2015, there were 3,296,237 shares of the Company’s common stock outstanding, which shares were held by 1,681 shareholders of record. No cash dividends have been paid on the common stock to date.

Dividends

The Company is subject to certain restrictions imposed by the Federal Reserve Board and capital requirements of federal and Virginia banking statutes and regulations. The Company has never paid a cash dividend on its common stock. There are no current plans to pay a dividend. However the retained deficit has steadily decreased over the last four years, and once it is eliminated, the Company may qualify to pay a dividend.

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

Management evaluates various loans individually for impairment. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management, as well as loans classified as substandard and doubtful. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2014 and 2013. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

The Company initiated its banking operations through the Bank, on November 14, 2005 with the opening of its main office at 202 S. Jefferson Street, Roanoke, Virginia. The Bank has experienced consistent growth over the last nine years.

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

The Bank currently operates six full service branches, seven 24-hour ATM’s, and one mortgage office.  In addition to its main office, the Bank has branch offices in Franklin County, Virginia at Westlake; in Roanoke County at the intersection of Colonial Avenue and Virginia Route 419; in Roanoke City on Franklin Road in South Roanoke, in Salem on West Main Street. The Bank operates under the name NewRiver Bank, a branch of HomeTown Bank in the New River Valley market, on Market Street in Christiansburg.

The Company operates in a highly competitive market for commercial banking and financial services as the Roanoke Valley is a banking and financial services hub for much of southwest Virginia.

Discussion of Results of Operations

Overview of Results of Operations

Net income for 2014 totaled $3.4 million and was $686 thousand or 25.1% higher than the prior year’s $2.7 million. The basic earnings per common share for 2014 was $0.78, an increase of $0.25 over 2013; while the fully diluted earnings per common share was $0.62 for 2014 compared to $0.48 for the previous year. Higher net interest income coupled with the impact of improved asset quality were the greatest contributors to the improvement in financial performance. Revenues generated from a significant increase in core checking account deposits as well as increases in brokerage income contributed to higher noninterest income. Partially offsetting these favorable variances were the higher costs that accompanied the expansion in operations over the last two years.

Summary of Financial Condition

Total assets increased $25.8 million or 6.4% from $402.4 million at December 31, 2013 to $428.2 million at the end of 2014. Total loans expanded $33.7 million or 11.3%, and reflects continuing modest improvement in the economy.  Loans were funded largely through deposits. Excess liquidity was used to fund the balance of the loan growth.

Cash and due from banks was $13.8 million at December 31, 2014 compared to $19.5 million on the same date a year ago. The reason for the fluctuation is twofold: a decrease in liquidity in general during the year to support loan growth, and an anomaly in the balance of cash and due from banks at year end 2013. The balance at the end of 2013 was driven upwards by a temporary in flow of commercial demand deposits, and an additional temporary borrowing from the Federal Home Loan Bank of Atlanta (FHLB).

Securities available for sale were $54.6 million and $57.9 million at the end of 2014 and 2013, respectively. The yields on securities available for purchase continued to be relatively low through 2014, and the Company continued to channel cash flow from lower rate investments in bonds to higher rate loans.

Property and equipment, net was $14.9 million at December 31, 2014, an increase of $2.7 million from the end of the prior year. The completion of the Salem branch in the middle of the year accounted for $1.6 million of the change. On December 18, 2014, the Bank’s Board of Directors approved the Company’s future utilization of the foreclosed property located on Brambleton Avenue as an Operations Center. This decision resulted in the reclassification of $1.5 million from other real estate owned to property and equipment. The transition of this property to an Operations Center is discussed in greater depth in Item 2. Properties.

At the end of 2013, the Company’s deferred taxes were in a net asset position of $1.2 million. By December 31, 2014, the Company’s deferred taxes were in a net liability position of $240 thousand. The deferred tax liability at the end of 2014 was included in other liabilities on the Balance Sheet. See Note 15 Income Taxes for details of the components of deferred taxes at the end of both years. The major causes of the shift were 2014 profits and an increase in the market value of the investment portfolio. Net operating loss carryforwards of $302 thousand and alternative minimum tax carryforwards of $98 thousand at the end of 2013 were fully utilized in 2014. The tax effect of unrealized losses in the securities available for sale portfolio at December 31, 2013 compared to unrealized gains at the end of 2014 was $543 thousand. The change in various timing differences accounted for the remainder of the change from year to year.

Total liabilities at December 31, 2014 were $385.0 million, compared to $362.9 million at the end of 2013.  Total deposits, the primary component of total liabilities, were $362.6 million at December 31, 2014, an increase of $22.8 million or 6.7%, from $339.8 million at December 31, 2013.

Noninterest bearing deposits accounted for $5.0 million of the total increase in deposits. Commercial deposits accounted for about 75% of the increase. Because of the low interest rate environment over the past few years, demand deposits at commercial banks have grown at unprecedented rate; this trend is expected to reverse itself as shorter term rates begin to rise.

Interest bearing deposits totaled $311.4 million at December 31, 2014, up $17.8 million from the end of 2013. Consumer interest checking, savings, and money market demand accounts accounted for approximately half of the increase and reflect the expansion of the core deposit base in terms of dollars and the number of accounts. Brokered deposits increased $3.3 million from December 31, 2013 to $40.2 million at the end of 2014, as they were used as an attractively priced source of funding. Retail certificates of deposit (CD) were $759 thousand higher at the end of 2014 than at the end of the prior year. CD balances declined during most of 2014. During the last quarter of 2014, the Company offered a competitive 27 month CD with a rate of 1.245% which helped stem the out flow from maturing CD’s and attracted additional funding.

Stockholders’ equity was $43.2 million at December 31, 2014, $3.7 million or 9.3% above the $39.5 million at December 31, 2013.  Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

At December 31, 2014, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company has multiple credit lines available as an alternative source of funding.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets. Following is a breakdown of non-performing assets:

(Dollars in thousands)	2014	2013	2012	2011	2010
Real Estate:
Construction and land development	$—	$—	$1,756	$632	$2,390
Residential 1-4 families	475	707	582	1,357	875
Commercial real estate	758	—	236	—	—
Commercial loans	—	193	—	43	419
Equity lines	—	59	115	—	—
Loans to individuals	21	30	—	—	—
Total nonperforming loans	1,254	989	2,689	2,032	3,684
Other real estate owned	6,986	8,143	8,938	9,562	2,976
Total nonperforming assets, excluding performing restructured loans	8,240	9,132	11,627	11,594	6,660
Performing restructured loans	6,052	6,278	6,543	8,368	1,934
Total nonperforming assets, including restructured loans	$14,292	$15,410	$18,170	$19,962	$8,594

The five year trend of non-performing assets reflects the economic crisis which began in 2008 and the subsequent improvement in the economy. Nonperforming assets, including restructured loans were 3.34% of total assets at the end of 2014, compared to 3.83% at the end of 2013 and 4.90% at the 2012.

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

Of the $989 thousand of non-accruing loans at the end of 2013, $422 thousand were subsequently paid off, while $285 thousand were subsequently charged off during the twelve months ended December 31, 2014. The $1.3 million of nonaccrual loans at the end of 2014 included $972 thousand of new loans added during the year. Most non-accrual loans are classified as impaired. At December 31, 2014, 98.3% of nonaccrual loans or $1,233,000 were classified as impaired. Impaired loans are evaluated periodically on an individual basis, and if appropriate losses, are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Specific reserves of $141 thousand were recorded for impaired loans at December 31, 2014.

See also Note 5 of the Notes to Consolidated Financial Statements for information on changes in other real estate owned and for the major classifications of other real estate owned for 2014 compared to 2013.

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

The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that the Company earned on its earning assets. The net interest margin is affected by changes in both interest rates and average volumes of interest earning assets and interest bearing liabilities.

Net interest income for 2014 totaled $14.7 million and was $872 thousand or 6.3% higher than the prior year. The expansion of the loan portfolio was the driving force underlying the increase. Average gross loans were $31.8 million or 11.2% higher in 2014 than 2013. The increased volume of loans provided $1.5 million of additional interest income in 2014, which was offset by $665 thousand due to lower yields on loans. Competition drove rates on new loans and renewals slightly downward in the continuing low interest rate environment. During 2014, the steepness of the treasury yield curve declined. The Company responded by strategically continuing to channel funds from sales, payments and maturities of lower rate investments in bonds to higher rate loans, resulting in a more favorable mix of earning assets. The source for most of the funding of loan growth was deposits. Average deposits increased $25.4 million in 2014 compared to 2013. Average FHLB borrowings were $21.9 million for 2014, up $2.4 million from the average for the prior year.

The net interest spread and net interest margin were compressed 2 basis points for 2014 compared to the prior year. The yield on earning assets declined 10 basis points, while the cost of interest bearing liabilities decreased 8 basis points. Although average non-interest bearing deposits rose $7.2 million for 2014, the effect on the margin approximated the prior year. A more favorable mix of deposit products contributed to lower costs in 2014, as a portion of the run off of maturing funds in higher cost retail time deposits retained by the Bank were moved into lower cost deposit products. During the last quarter of 2014, the Company offered a competitive 27 month CD with a rate of 1.245% which helped stem the out flow from maturing CD’s and attracted additional funding. There were a few downward adjustments of deposit rates in 2014. Management does not expect any additional downward adjustments in 2015, and in fact rates paid on deposits products may rise sometime in the latter half of 2015. Management continued to increase the utilization of attractively priced brokered deposits as a funding source.  At December 31, 2014 and 2013, brokered deposits totaled $40.2 million and $37.0 million, respectively, and are included in interest-bearing time deposits.

The Federal Reserve develops monetary policy to attain its objectives of maximum employment and price stability. The Federal Open Market Committee (FOMC) at its January 27-28 meeting said it would remain patient on raising interest rates. The FOMC recognizes significant improvement in the labor market and has described job gains as strong. Inflation, however, has declined further below the Committee’s 2% target, largely reflecting declines in energy prices. The Company doesn’t expect the Federal Reserve to raise short term interest rates until the latter half of 2015, at the earliest. Further, the Company expects the Federal Reserve to raise rates in a gradual and measured manner. The expectation is that they would raise rates 25 basis points at one or two FOMC meetings and then pause before the next hike to assess the impact on economic growth and inflation.

Management expects the combination of lower loan yields and possibly higher deposit costs in the future to further compress the net interest margin in 2015. The weighted average maturity of the fixed rate portion of the loan portfolio has remained relatively unchanged in 2014. Maintaining a relatively short term of forty-eight months as of December 31, 2014 presents pricing opportunities in the future. Because of the low interest rate environment over the past few years, demand deposits at commercial banks grew at an unprecedented rate; this trend has and will continue to reverse itself, and could accelerate as shorter term rates rise.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2014, 2013 and 2012, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense, Yields and Rates

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$771	$1	0.17%	$745	$2	0.24%	$3,392	$9	0.26%
Deposits in banks	6,104	38	0.63%	7,337	42	0.57%	4,668	40	0.86%
Securities, taxable	42,866	1,000	2.34%	52,948	1,277	2.41%	64,648	1,631	2.52%
Securities, nontaxable (1)	13,976	400	4.33%	7,581	206	4.13%	2,191	50	3.47%
Restricted equity securities	2,560	129	5.02%	2,437	100	4.10%	2,427	92	3.78%
Loans held for sale	211	9	4.28%	–	–	–	–	–	–
Loans	315,608	15,221	4.82%	283,791	14,403	5.08%	260,155	13,797	5.30%
Total earnings assets	382,096	16,798	4.45%	354,839	16,030	4.55%	337,481	15,619	4.63%
Less: Allowance for loan losses	(3,658)			(3,787)			(4,142)
Total non-earning assets	35,722			34,071			34,858
Total Assets	$414,160			$385,123			$368,197

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$75,585	$141	0.19%	$67,642	$169	0.25%	$68,194	$231	0.34%
Money market savings	63,356	200	0.32%	61,611	238	0.39%	64,830	287	0.44%
Regular savings	29,482	133	0.45%	23,753	132	0.56%	18,637	117	0.63%
Time Deposits	133,413	1,272	0.95%	130,546	1,306	1.00%	128,234	1,664	1.30%
Other borrowings	1,157	14	1.15%	852	5	0.60%	825	6	0.73%
FHLB borrowings	21,918	358	1.61%	19,530	372	1.88%	19,133	396	2.07%
Total interest bearing liabilities	324,911	2,118	0.65%	303,934	2,222	0.73%	299,853	2,701	0.90%
Non-interest bearing liabilities:
Demand deposits	46,200			39,047			30,630
Other liabilities	1,394			1,257			1,486
Total liabilities	372,505			344,238			331,969
Stockholders’ equity	41,655	—		40,885	—		36,228	38
Total Liabilities and Stockholders’ Equity	$414,160	2,118		$385,123	2,222		$368,197	2,739
Net interest income		$14,680			$13,808			$12,880
Interest rate spread			3.80%			3.82%			3.74%
Interest expense to average earning assets			0.55%			0.63%			0.81%
Net interest margin			3.90%			3.92%			3.82%

(1) Yields on tax-exempt municipal bonds are calculated as tax equivalent.

Rate and Volume Analysis

	2014 Compared to 2013			2013 Compared to 2012

	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(1)	$(1)	$—	$(7)	$(1)	$(6)
Deposits in banks	(4)	4	(8)	2	(16)	18
Securities, taxable	(277)	(1)	(276)	(354)	(65)	(289)
Securities, nontaxable	194	11	183	156	11	145
Loans held for sale	9	—	9	—	—	—
Restricted equity securities	29	24	5	8	8	—
Loans	818	(665)	1,483	606	(770)	1,376
Total interest income	768	(628)	1,396	411	(833)	1,244

Interest expense:
Interest bearing liabilities:
Checking	(28)	(46)	18	(62)	(61)	(1)
Money market savings	(38)	(45)	7	(49)	(34)	(15)
Regular savings	1	(28)	29	15	(15)	30
Time Deposits	(34)	(74)	40	(358)	(310)	(48)
Short term borrowings	9	—	9	(1)	(1)	—
FHLB borrowings	(14)	(57)	43	(24)	(32)	8
Total interest bearing liabilities	(104)	(250)	146	(479)	(453)	(26)
Interest expense preferred stock dividends	—	—	—	(38)	—	(38)
Total interest expense	(104)	(250)	146	(517)	(453)	(64)

Net interest income	$872	$(378)	$1,250	$928	$(380)	$1,308

Noninterest Income

Noninterest income includes service charges on deposit accounts, ATM and interchange income, brokerage fees on non-portfolio mortgage loans, and net gains on securities sales. Noninterest income increased $442 thousand or 30.6% for the year 2014 compared to the prior year.  Increases in service charges on deposit accounts by $138 thousand and ATM and interchange income by $116 thousand were the result of the expansion of the core deposit base. Mortgage loan brokerage fees were $51 thousand or 18.1% less than the prior year. Of the $231 thousand total earned in mortgage brokerage fees during the year, $184 thousand or 79.7% was earned in the last six months of the year, due to resurgence in mortgage lending in the second half of 2014. The Mortgage Bankers Association has projected that home purchase originations will continue to increase in 2015, as the result of economic growth and lower unemployment. Refinancings are projected to decline slightly. The Company bought life insurance on certain key executives in the last quarter of 2013. The year ended December 31, 2014 included twelve months of increases in cash surrender value versus two months in 2013. HomeTown Investments began generating revenue and contributed $69 thousand to other income in 2014. Other factors contributing to higher Other Income in 2014, was an increase in various fees on deposit accounts as a result of the expansion of core deposits and revenue related to merchant processing.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2014	2013
Service charges on deposit accounts	$452	$314
ATM and interchange income	443	327
Mortgage loan brokerage fees	231	282
Net gains on sales of investment securities	128	152
Rental income	118	98
Increase in cash surrender value of bank owned life insurance	104	18
Other Income	410	253
Total non-interest income	$1,886	$1,444

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, data processing advertising and marketing, and professional fees.  Total noninterest expense increased $506 thousand or 4.6%, to $11.6 million in 2014. The expansion of business during 2014 was a significant contributor to the increase over the prior year. The Company built a new branch at the site of the Salem ATM and opened the branch for business on July 28, 2014, which accounted for $203 thousand or 40.2% of the $506 thousand increase over the prior year. The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Salaries and employee benefits for 2014 were $5.8 million compared to $5.2 million last year. The $560 thousand or 10.7% increase was due to several factors. Staffing of the new Salem branch accounted for $93 thousand of the increase. The expense for the Supplemental Retirement Plan for certain key officers was $80 thousand more in 2014 compared to last year. Due to the Company’s improved financial performance in 2014 compared to 2013, employee incentive plan awards accrued were higher than in 2013 by $164 thousand. The remainder of the increase in salaries reflects annual cost of living and merit pay increases and higher benefit costs in the current year. Salaries and employee benefits expense includes non-cash expense for stock based compensation of $58 thousand and $36 thousand in 2014 and 2013, respectively. See Part II, Item 8, Note 12 to the consolidated financial statements for additional information.

Occupancy and equipment expense totaled $1.5 million for the year ended December 31, 2014, an increase of $218 thousand or 16.6% over last year. Again, expansion of operations accounted for most of the increase. At the end of 2013, the New River Valley operations were relocated to a new, larger building. The New River Valley operations and the Salem branch accounted for $137 thousand or 62.6% of the increase in this category of noninterest expense.

Discretionary spending on advertising and marketing was $141 thousand or 30.9% higher in 2014 than 2013. The Company continued its efforts begun in 2013 to acquire new customers, as a way to attract core deposits as a funding source and increase fee income. The Company incurred additional expense to market its expanded presence in Salem and the New River Valley. HomeTown Residential Mortgage, LLC increased advertising in the latter half of 2014, as the market for financing home purchases began to improve. In Part II, Item 8, Note 16 to the consolidated financial statements, the unfair competition claim brought against HomeTrust Bank, which was settled favorably in August 2014, is discussed. HomeTrust Bank is headquartered in Asheville, North Carolina and entered the Roanoke market by acquiring the former branches of Bank of America. The Company incurred about $31 thousand to lessen customer confusion between the two similarly named banks. The Company emphasized that HomeTown Bank is local, and decision making is done locally by its management and Board of Directors. In November 2014, the largest community bank in the Roanoke Valley market and the Company’s biggest competitor, announced that it expects to merge with BNC Bankcorp of High Point, North Carolina in 2015. The Company expects to aggressively market to their customer base as the Company strives to increase its market share.

Professional fees totaled $581 thousand in 2014 and included $126 thousand in legal fees related to the previously mentioned HomeTrust Bank matter. The Company incurred $495 thousand in professional fees during 2013; over $50 thousand was associated with legal fees that resulted in the recovery of $211 thousand for a loan charged off in a year prior to 2013, and the full recovery of $88 thousand for a loan charged off in 2013.

Data processing expense totaled $720 thousand and $596 thousand for the years ended December 31, 2014 and 2013, respectively. The increase reflected additional processing costs incurred from the expansion of the core deposit customer base.

Bank franchise taxes increased $59 thousand or 29.1% for 2014 compared to 2013, due to 12.7 % higher Bank capital at the end of 2013 on which 2014 taxes were based; compared to the Bank’s capital at the end of 2012, which was the basis for 2013 taxes. In order to avoid double taxation, the Commonwealth of Virginia allows for the deduction of Virginia real estate taxed by a Virginia locality in determining the amount on which the state franchise tax is based. The reduction in the basis for real estate taxes was less in the 2014 calculation because of the decline in other real estate owned.

Other expense was $1.3 million in 2014 compared to $1.2 million in 2013. Other expense includes compliance costs, office supplies and printing costs, and a sundry of other fees and expenses. The opening of the Salem branch and the expansion of mortgage and brokerage lines of business were contributors to higher costs in 2014.

Favorable variances in other expense categories partially mitigated these higher expense items. Net losses, writedowns and carrying costs related to other real estate owned declined $618 thousand in 2014 compared to the prior year; and mirror the $1.2 million decrease in other real owned. Through December 31, 2014, the Company had recognized $10 thousand in net gains from sales and writedowns of other real estate owned compared to $582 thousand of net losses for 2013. The 2013 losses were mainly due to writedowns as the result of new appraisals last year. FDIC insurance expense for 2014 was $231 thousand below the previous year due primarily to a decreased rate.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2014	2013
Salaries and employee benefits	$5,802	$5,242
Occupancy and equipment expense	1,535	1,317
Advertising and marketing expense	598	457
Professional fees	581	495
Data processing expense	720	596
Bank franchise taxes	262	203
FDIC insurance expense	283	514
Gains, losses on sales and writedowns of other real estate	(10)	582
Other real estate owned expense	224	250
Directors’ fees	223	217
Communications expense	115	111
Other expense	1,231	1,074
Total non-interest expense	$11,564	$11,058

Income Tax Expense

Income tax expense was $1.6 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. The increase was the result of 2014’s higher earnings. See Note 15 Income Taxes for a breakdown of current and deferred taxes and detail of the net deferred taxes at the end of both years.   The Company had no operating loss carryforwards at December 31, 2014. The Company utilized the operating loss carryforwards of $889 thousand for federal income tax purposes that were outstanding at the end of 2013.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

	December 31,
(Dollars In Thousands)	2014	2013	2012	2011	2010
Construction:
Residential	$10,019	$6,768	$5,036	$3,695	$7,608
Land acquisition, development & commercial	23,686	20,904	20,198	23,911	28,981
Real Estate:
Residential	86,269	72,934	69,691	58,070	55,381
Commercial	135,070	126,100	109,302	102,312	109,674
Commercial, industrial & agricultural	44,807	42,155	42,382	36,297	39,204
Equity lines	24,330	20,374	20,504	19,018	20,121
Consumer	7,498	8,698	7,824	5,776	3,137
Total loans	$331,679	$297,933	$274,937	$249,079	$264,106

As with most community banks, the loan portfolio is concentrated in commercial real estate loans, and comprised 40.7% and 42.3% of the total loan portfolio at December 31, 2014 and 2013, respectively. At year-end 2014, there were no industry concentrations with outstanding balances representing 10% or more of total loans. As the economy improved over the last year, loan demand has increased for commercial real estate financing.

Maturities of Loans at December 31, 2014 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$8,262	$7,327	$15,589
One to five years	11,015	4,446	15,461
After five years	1,638	1,017	2,655
Total	$20,915	$12,790	$33,705

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$3,909	$8,819	$12,728
One to five years	12,498	15,408	27,906
After five years	2,718	1,455	4,173
Total	$19,125	$25,682	$44,807

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. Based on the Company’s allowance for loan losses calculation and analysis at the end of 2014, no provision was recorded. The provision for loan losses was $125 thousand for 2013. The allowance consists of three components: specific, general and unallocated. Their adequacy is evaluated separately.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting standards related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If it is found to be impaired, an allowance is established when the collateral value, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. The factors considered in recognizing a loan as impaired are detailed in Note 1 Significant Accounting Policies. The general component of the reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. On a quarterly basis, management performs a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting probable losses in the loan portfolio.

The Company's total reserves amounted to $3.3 million; of which $141 thousand are specific reserves on impaired loans and $3.2 million are general reserves. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans.  In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans.

The Bank continued to make improvements in credit quality which allowed for the reduction of the overall allowance for loan and lease losses. Loans classified as impaired declined $3.8 million from year end 2013 to a total of $8.2 million at the end of 2014.  Impaired loans had declined $3.6 million during the previous year 2013. The reserves related to impaired loans were $141 thousand and $173 thousand at December 31, 2014 and 2013, respectively. Nonperforming assets, including restructured loans have declined $5.7 million since a high of $20.0 million at the end of 2011. Nonperforming assets declined $1.1 million from year end 2013 to year end 2014. See previous section Non-performing Assets for more details. Past due loans totaled $974 thousand at December 31, 2014, a decline of $615 thousand from the $1.6 million at year end 2013. Substandard loans totaled $2.3 million at December 31, 2014, a decrease of $4.9 million from year end 2013. During the same period special mention loans increased $2.1 million. Pass loans as a percent of total loans rose from 95.9% at December 31, 2013 to 97.2% at December 31, 2014. See Note 4 for detail of loans by credit quality indicators.

During the twelve months ended December 31, 2014, $464 thousand of loans were charged off compared to $575 thousand for the twelve months ended December 31, 2013. This is significantly less than the three preceding years, as detailed in the table in this section. Recoveries of $75 thousand in 2014, and $381 thousand in 2013 partially replenished the allowance for loan losses.

Management considers economic information in determining the adequacy of the allowance for loan losses. The local markets are largely shielded from national events and trends, but do tend to realize lagging effects in subsequent quarters. The Federal Reserve Bank of Richmond’s March 2015 Snapshot reported mostly positive trends in the key economic indicators for Virginia. There was some public and private sector job growth and improving household conditions, but housing market indicators were mixed. The unemployment rate for December 2014 improved in the Roanoke Metropolitan Statistical Area (MSA) and the Blacksburg MSA when compared to December 2013. Roanoke’s unemployment rates were 5.0% and 5.3%, and Blacksburg’s unemployment rates were 5.1% and 5.5% for December 2014 and December 2013, respectively. Blacksburg’s house price index at December 31, 2014 improved 4.5% over the prior year while Roanoke’s had declined 4.0% for the same period of time.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2014	2013	2012	2011	2010
Balance, beginning	$3,721	$3,790	$3,979	$5,228	$2,862
Provision charged to operating expense	−	125	1,408	1,222	6,453
Recoveries of amounts charged off	75	381	19	3	77
Loans charged off	(464)	(575)	(1,616)	(2,474)	(4,164)

Balance, ending	$3,332	$3,721	$3,790	$3,979	$5,228

Ratio of net charge-offs to average loans	0.12%	0.07%	0.61%	0.96%	1.55%

The following table presents the allocation of the Allowance for Loan Losses for the periods indicated. The Allowance for Loan Losses is allocated in the manner prescribed by ASU 2010-20 (Refer to Note 1 of Consolidated Financial Statements). Some unallocated reserves are desirable given the degree of estimation involved in the nature of the analysis of the adequacy of the allowance for loan losses.

December 31,
(Dollars in thousands)	2014		2013		2012		2011		2010
Construction:
Residential	$43	1.3%	$156	4.2%	$117	3.1%	$90	2.3%	$121	2.3%
Land acquisition, development & commercial	453	13.6%	872	23.4%	811	21.4%	953	23.9%	1,802	34.5%
Real Estate:
Residential	833	25.0%	867	23.3%	725	19.1%	538	13.5%	785	15.0%
Commercial	1,012	30.4%	1,008	27.1%	1,054	27.8%	1,114	28.0%	1,556	29.8%
Commercial, industrial & agricultural	319	9.6%	327	8.8%	459	12.1%	828	20.8%	702	13.4%
Equity lines	423	12.7%	385	10.3%	386	10.2%	313	7.9%	222	4.2%
Consumer	65	2.0%	63	1.7%	145	3.8%	143	3.6%	40	.8%
Unallocated	184	5.4%	43	1.2%	93	2.5%	—	—%	—	—%
Total allowance for loan losses	$3,332	100.0%	$3,721	100.0%	$3,790	100.0%	$3,979	100.0%	$5,228	100.0%

Investment Portfolio

At December 31, 2014, 2013 and 2012 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2014 and 2013 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2012.

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

Securities Available for Sale, Maturity Distribution and Average Yields

	December 31, 2014
(Dollars in thousands)	Amortized Cost		Fair Value		Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$	−	$	−	−	%
Maturing after 1 year and within 5 years		199		204	2.64
Maturing after 5 years and within 10 years		6,992		6,962	1.94
Maturing after 10 years		19,621		19,799	2.47
Mortgage backed securities:
Maturing within 1 year	$	−	$	−	−	%
Maturing after 1 year and within 5 years		−		−	−
Maturing after 5 years and within 10 years		185		192	2.91
Maturing after 10 years		9,493		9,547	2.10
Taxable municipal securities:
Maturing within 1 year		$253		$253	2.90%
Maturing after 1 year and within 5 years		250		248	1.67
Maturing after 5 years and within 10 years		141		144	4.07
Maturing after 10 years		1,593		1,648	4.63
Nontaxable municipal securities:
Maturing within 1 year	$	−	$	−	−	%
Maturing after 1 year and within 5 years		249		254	2.20
Maturing after 5 years and within 10 years		1,140		1,160	3.29
Maturing after 10 years		13,797		14,192	4.35
Total Maturities		$53,913		$54,603	2.90%

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

Total deposits increased by $22.8 million or 6.7% from $339.8 million at December 31, 2013 to $362.6 million at December 31, 2014. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid

	Average Deposits and Rates Paid December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$46,200		$39,047		$30,630
Interest bearing accounts:
Checking	75,585	0.19%	67,642	0.25%	68,194	0.34%
Money market savings	63,356	0.32%	61,611	0.39%	64,830	0.44%
Regular savings	29,482	0.45%	23,753	0.56%	18,637	0.63%
Time Deposits	133,413	0.95%	130,546	1.00%	128,234	1.30%
Total Interest Bearing	301,836	0.58%	283,552	0.65%	279,895	0.82%
Total	$348,036		$322,599		$310,525

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2014	$16,601	$10,326	$11,406	$45,772	$84,105	23.20%

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2014	2013	2012
Return on average assets	0.82%	0.71%	1.25%
Return on average equity	8.20%	6.68%	12.69%
Average equity to average assets	10.06%	10.62%	9.84%
Dividend payout	—%	—%	—%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $56.8 million at December 31, 2014, compared to $63.1 million at December 31, 2013.   Liquidity declined and may decline further if the expansion of the loan portfolio continues to outpace deposit growth.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At December 31, 2014, the Company had borrowed $20.0 million of the $35.9 million of lendable collateral value, leaving $15.9 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available at the end of 2014. At December 31, 2014, there were no advances on the fed funds or guidance lines.

At December 31, 2014, the Company had commitments to originate $21.1 million of loans. Certificates of deposit scheduled to mature in the 12 month period ending December 31, 2015 total $59.9 million. As rates creep upwards, the Company will have to pay higher rates to retain a portion of these maturing funds.

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

Interest rate sensitivity at December 31, 2014 is summarized in the table below

	Interest Rate Sensitivity
Rate Shock	Net Interest Income (NII)	NII Change from Level
+400	$15,908	6.8%
+300	15,528	4.3%
+200	15,099	1.4%
+100	14,814	(0.5)%
Level	14,890
-100	14,867	(0.2)%
-200	14,756	(0.9)%
-300	14,686	(1.4)%

The shifts in net interest income due to rate shocks are all within our policy limits. The floors on the equity lines and the business lines of credit keep the rates on these loans from increasing until rates increase high enough to exceed the floors. In the meantime, rates on deposits begin to increase as rates increase. This is why we are seeing a slight drop in net interest income with rate shocks of 100 and the margin recovers to the original level at the 200 basis point shock, and increases at the 300 and 400 basis point shocks.

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

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$6,540	$4,813	$8,537	$37,189	$57,079
Interest-bearing deposits in other banks	4,190	750	1,000	—	5,940
Loans	94,338	32,351	183,273	18,385	328,347
Loans held for sale	242	—	—	—	242
Federal funds sold	649	—	—	—	649
Total	$105,959	$37,914	$192,810	$55,574	$392,257
Cumulative totals	$105,959	$143,873	$336,683	$392,257
Interest Bearing Liabilities
Interest checking	$84,669	$—	$—	$—	$84,669
Savings	32,780	—	—	—	32,780
Money Market	60,585	—	—	—	60,585
Time Deposits	23,576	36,334	73,425	—	133,335
Short term borrowings	422	—	—	—	422
FHLB Borrowings	—	2,000	18,000	—	20,000
Total	202,032	38,334	91,425	—	331,791
Cumulative totals	202,032	240,366	331,791	331,791
Interest sensitivity gap	$(96,073)	$(420)	$101,385	$55,574	$60,466
Cumulative interest sensitivity gap	$(96,073)	$(96,493)	$4,892	$60,466
Cumulative interest sensitivity gap to total interest earning assets	(24.29)%	(24.39)%	1.24%	15.28%

Capital Resources

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

At December 31, 2014 and December 31, 2013, the Company had stockholders’ equity of $43.2 million and $39.5 million, respectively, an increase of $3.7 million or 9.3%. The convertible preferred shares pay dividends at the rate of 6% per year. Each share of Series C preferred stock is convertible into 160 shares of common stock. Some capital was utilized in 2014 to support loan growth. The capital ratios have remained well above regulatory standards for well-capitalized banks through year end 2014.

Risk Based Capital Analysis

Capital Analysis

	December 31,
(Dollars in thousands)	2014	2013
Tier 1 Capital:
Preferred Stock	$13,293	$13,293
Common Stock	16,438	16,351
Surplus	15,310	15,339
Retained Deficit	(2,271)	(4,846)
Total Tier 1 Capital	$42,770	$40,137
Tier 2 Capital:
Allowance for Loan Losses (allowable portion)	3,332	3,721
Total Risk Based Capital	$46,102	$43,858
Capital Ratios:
Tier I Risk Based Capital Ratio	12.2%	12.8%
Total Risk Based Capital Ratio	13.1%	14.0%
Leverage ratio (Tier I capital to average assets)	10.1%	10.2%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2014 and 2013

Consolidated Statements of Income, Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows, Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Consolidated Balance Sheets

December 31, 2014 and 2013

Dollars In Thousands, Except Share and Per Share Data	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$13,795	$19,537
Federal funds sold	649	738
Securities available for sale, at fair value	54,603	57,922
Restricted equity securities, at cost	2,476	2,564
Loans held for sale	242	–
Loans, net of allowance for loan losses of $3,332 in 2014 and $3,721 in 2013	328,347	294,212
Property and equipment, net	14,900	12,155
Other real estate owned, net of valuation allowance of $422 in 2014 and $935 in 2013	6,986	8,143
Bank owned life insurance	3,622	3,518
Deferred tax asset, net	–	1,159
Accrued income	1,924	1,877
Other assets	665	612
Total assets	$428,209	$402,437

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$51,226	$46,232
Interest-bearing	311,369	293,538
Total deposits	362,595	339,770
Short term borrowings	422	258
Federal Home Loan Bank borrowings	20,000	22,000
Accrued interest payable	272	286
Other liabilities	1,695	585
Total liabilities	384,984	362,899

Commitments and contingencies	–	–

Stockholders’ equity:
Convertible preferred stock, no par value; Series C 20,000 shares authorized, 14,000 issued and outstanding at December 31, 2014 and at December 31, 2013	13,293	13,293
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,287,567 (includes 37,727 restricted shares) at December 31, 2014 and 3,270,299 (includes 27,846 restricted shares) at December 31, 2013	16,438	16,351
Surplus	15,310	15,339
Retained deficit	(2,271)	(4,846)
Accumulated other comprehensive income (loss)	455	(599)
Total stockholders’ equity	43,225	39,538
Total liabilities and stockholders’ equity	$428,209	$402,437

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the years ended December 31, 2014 and 2013

Dollars In Thousands, Except Share and Per Share Data	2014	2013
Interest and dividend income:
Loans and fees on loans	$15,230	$14,403
Taxable investment securities	1,000	1,277
Nontaxable investment securities	400	206
Dividends on restricted stock	129	100
Other interest income	39	44
Total interest and dividend income	16,798	16,030
Interest expense:
Deposits	1,746	1,845
Other borrowed funds	372	377
Total interest expense	2,118	2,222
Net interest income	14,680	13,808
Provision for loan losses	–	125
Net interest income after provision for loan losses	14,680	13,683

Noninterest income:
Service charges on deposit accounts	452	314
ATM and interchange income	443	327
Mortgage loan brokerage fees	231	282
Gains on sales of investment securities	128	152
Other income	632	369
Total noninterest income	1,886	1,444

Noninterest expense:
Salaries and employee benefits	5,802	5,242
Occupancy and equipment expense	1,535	1,317
Data processing expense	720	596
Advertising and marketing expense	598	457
Professional fees	581	495
Bank franchise taxes	262	203
FDIC insurance expense	283	514
(Gains), losses on sales and writedowns of other real estate owned, net	(10)	582
Other real estate owned expense	224	250
Directors’ fees	223	217
Other expense	1,346	1,185
Total noninterest expense	11,564	11,058
Net income before income taxes	5,002	4,069
Income tax expense	1,587	1,340
Net income	$3,415	$2,729
Effective dividends on preferred stock	840	846
Accretion of discount on preferred stock	–	142
Net income available to common stockholders	$2,575	$1,741
Basic earnings per common share	$0.78	$0.53
Diluted earnings per common share	$0.62	$0.48
Weighted average common shares outstanding	3,284,870	3,269,063
Diluted weighted average common shares outstanding	5,524,870	4,416,679

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014 and 2013

Dollars In Thousands	2014	2013
Net income	$3,415	$2,729

Other comprehensive income:
Net unrealized holding gains (losses) on securities available for sale during the period	1,725	(2,898)
Deferred income tax (expense) benefit on unrealized holding gains (losses) on securities available for sale	(587)	979
Reclassification adjustment for gains included in net income	(128)	(152)
Tax expense related to realized gains on securities sold	44	52
Total other comprehensive income (loss)	1,054	(2,019)
Comprehensive income	$4,469	$710

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2014 and 2013

Dollars in Thousands

	Preferred Stock Series A & B	Preferred Stock Series C	Common Stock	Surplus	Retained Deficit	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$10,374	$-	$16,167	$15,487	$(6,587)	$(142)	$1,420	$36,719
Net income					2,729			2,729
Other comprehensive loss, net of tax							(2,019)	(2,019)
Restricted stock awarded			184	(184)				–
Preferred stock issued		13,293						13,293

Preferred stock redeemed	(10,374)							(10,374)
Preferred stock dividend paid					(846)			(846)
Accretion of discount on preferred stock					(142)	142		–
Stock based compensation				36				36
Balance, December 31, 2013	$-	$13,293	$16,351	$15,339	$(4,846)	$-	$(599)	$39,538
Net income					3,415			3,415
Other comprehensive income, net of tax							1,054	1,054
Restricted stock awarded			87	(87)				–
Preferred stock dividend paid					(840)			(840)
Stock based compensation				58				58
Balance, December 31, 2014	$-	$13,293	$16,438	$15,310	$(2,271)	$-	$455	$43,225

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

Dollars in Thousands	2014	2013
Cash flows from operating activities:
Net income	$3,415	$2,729
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	657	539
Provision for loan losses	–	125
Amortization of premium on securities, net	577	2,261
(Gains), losses on sales and writedowns of other real estate, net	(10)	582
Gains on sales of investment securities	(128)	(152)
Losses on disposal of fixed assets	–	114
Increase in value of life insurance contracts	(104)	(18)
Stock compensation expense	58	36
Changes in assets and liabilities:
Loans held for sale	(242)	–
Accrued income	(47)	(287)
Other assets	(53)	945
Deferred taxes, net	856	1,272
Accrued interest payable	(14)	(46)
Other liabilities	870	(602)
Net cash flows provided by operating activities	5,835	7,498
Cash flows used in investing activities:
Net decrease (increase) in federal funds sold	89	(542)
Purchases of investment securities	(9,428)	(18,739)
Sales, maturities, and calls of available for sale securities	13,895	19,124
Redemption (purchase) of restricted equity securities, net	88	27
Net increase in loans	(35,655)	(24,803)
Proceeds from sales of other real estate	1,206	1,826
Purchases of bank owned life insurance	–	(3,500)
Purchases of property and equipment	(1,921)	(3,063)
Proceeds from disposals of property and equipment	–	9
Net cash flows used in investing activities	(31,726)	(29,661)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,994	13,605
Net increase in interest-bearing deposits	17,831	16,168
Net increase in short-term borrowings	164	42
Net decrease in FHLB borrowings	(2,000)	–
Preferred stock issue, net	–	13,293
Preferred stock redeemed	–	(10,374)
Preferred stock dividend payment	(840)	(846)
Net cash flows provided by financing activities	20,149	31,888
Net (decrease) increase in cash and cash equivalents	(5,742)	9,725
Cash and cash equivalents, beginning	19,537	9,812
Cash and cash equivalents, ending	$13,795	$19,537
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,132	$2,268
Cash payments for income taxes	$42	$38
Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$1,520	$1,613
Transfer from other real estate to fixed assets	$1,481	$–
Change in unrealized gains (losses) on available for sale securities	$1,597	$(3,050)

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

On September 4, 2009, HomeTown Bankshares Corporation (the “Company”) acquired all outstanding stock of HomeTown Bank (the “Bank”) in an exchange for shares of the Company on a one-for-one basis to become a single-bank holding company with the Bank becoming a wholly-owned subsidiary. The Bank was organized and incorporated under the laws of the State of Virginia on November 9, 2004 and commenced operations on November 14, 2005. The Bank currently serves Roanoke City, Virginia, the County of Roanoke, Virginia, the City of Salem, Virginia, Christiansburg, Virginia, and surrounding areas. As a state chartered bank, which is a member of the Federal Reserve System, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Board. In 2014 the Bank formed a joint venture with another entity and now has a 49% ownership interest in HomeTown Residential Mortgage, LLC.

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

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance are included in the income statement in the line “Gains, losses on sales and writedowns of other real estate owned, net.”

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

Advertising Expense

The Company expenses advertising and marketing costs as they are incurred. For the years ended December 31, 2014 and 2013, advertising and marketing expense was $598 thousand and $457 thousand, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. There are no unrecognized tax benefits as of December 31, 2014 and 2013.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Potential common shares that may be issued by the Company relate to the convertible preferred stock outstanding and the outstanding stock options. The preferred stock is convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment. The potential dilutive effect of the outstanding stock options is determined using the treasury stock method.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities,” from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation,” for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

Amortized cost and fair value of securities available for sale are as follows:

(Dollars In Thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$26,812	$333	$(180)	$26,965
Mortgage-backed securities	9,678	125	(64)	9,739
Municipal securities	17,423	531	(55)	17,899
	$53,913	$989	$(299)	$54,603

(Dollars In Thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$26,489	$235	$(440)	$26,284
Mortgage-backed securities	15,328	193	(160)	15,361
Municipal securities	17,012	68	(803)	16,277
	$58,829	$496	$(1,403)	$57,922

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

At December 31, 2014, the Company does not consider any security in an unrealized loss position to be other-than-temporarily impaired.

U.S. Government and federal agency securities. The unrealized losses on twenty of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Mortgage-backed securities. The unrealized losses on nine of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Municipal securities. The unrealized losses on twelve of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2014 and 2013.

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$5,568	$(48)	$7,078	$(132)	$12,646	$(180)
Mortgage-backed securities	742	(6)	4,058	(58)	4,800	(64)
Municipal securities	1,625	(20)	2,186	(35)	3,811	(55)
	$7,935	$(74)	$13,322	$(225)	$21,257	$(299)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$9,676	$(341)	$1,897	$(99)	$11,573	$(440)
Mortgage-backed securities	5,964	(134)	1,042	(26)	7,006	(160)
Municipal securities	12,253	(683)	1,185	(120)	13,438	(803)
	$27,893	$(1,158)	$4,124	$(245)	$32,017	$(1,403)

The amortized cost and estimated fair value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Fair Value
Less than one year	$253	$253
Over one through five years	698	706
Over five through ten years	8,458	8,458
Greater than 10 years	44,504	45,186
	$53,913	$54,603

Proceeds from the sales, maturities and calls of securities available for sale in 2014 and 2013 were $13.9 million and $19.1 million, respectively. The Company realized $128 thousand in net gains on sales of twelve available for sale securities in 2014, compared to $152 thousand from the sales of twenty-five securities in the prior year.  The net gain in 2014 included gross gains of $163 thousand and gross losses of $35 thousand. The prior year included gross gains of $261 thousand and gross losses of $109 thousand. Total pledged securities had a fair market value of $8.8 million at December 31, 2014 and $11.7 million at December 31, 2013. Securities having a fair market value of $5.0 million were pledged to secure public deposits, while securities pledged to secure Federal Home Loan Bank borrowings totaled $1.9 million. $1.9 million in securities were pledged for other purposes at December 31, 2014.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2014 and 2013 were as follows:

(Dollars In Thousands)	December 31,
	2014	2013
Construction:
Residential	$10,019	$6,768
Land acquisition, development & commercial	23,686	20,904
Real Estate:
Residential	86,269	72,934
Commercial	135,070	126,100
Commercial, industrial & agricultural	44,807	42,155
Equity lines	24,330	20,374
Consumer	7,498	8,698
Total loans	$331,679	$297,933
Less allowance for loan losses	(3,332)	(3,721)
Loans, net	$328,347	$294,212

The past due and nonaccrual status of loans as of December 31, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$10,019	$10,019	$	−
Land acquisition, development & commercial		−		−		−		−	23,686	23,686		−
Real Estate:
Residential		−		381		261		642	85,627	86,269		475
Commercial		−		85		−		85	134,985	135,070		758
Commercial, industrial & agricultural		96		−		−		96	44,711	44,807		−
Equity lines		105		−		−		105	24,225	24,330		−
Consumer		10		36		−		46	7,452	7,498		21
Total		$211		$502		$261		$974	$330,705	$331,679		$1,254

The past due and nonaccrual status of loans as of December 31, 2013 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$6,768	$6,768	$–
Land acquisition, development & commercial	–	–	–	–	20,904	20,904	–
Real Estate:
Residential	–	–	931	931	72,003	72,934	707
Commercial	–	–	–	–	126,100	126,100	–
Commercial, industrial & agricultural	270	44	36	350	41,805	42,155	193
Equity lines	203	–	59	262	20,112	20,374	59
Consumer	16	–	30	46	8,652	8,698	30
Total	$489	$44	$1,056	$1,589	$296,344	$297,933	$989

There were no loans past due ninety days or more and still accruing interest at December 31, 2014. There was one loan of $223 thousand that was past due ninety days or more and still accruing interest at December 31, 2013.

Impaired loans, which include TDRs of $6.7 million and the related allowance at December 31, 2014, were as follows:

December 31, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		525		700	–		605		12
Commercial		7,507		7,507	–		8,563		289
Commercial, industrial & agricultural		−		−	–		−		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$8,032		$8,207	$–		$9,168		$301

December 31, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		141		141		141		153		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$141		$141		$141		$153	$	−

Impaired loans, which include TDRs of $6.3 million and the related allowance at December 31, 2013, were as follows:

December 31, 2013 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	1,550	1,550	–	1,550	67
Real Estate:
Residential	412	412	–	415	18
Commercial	9,266	9,266	–	9,365	442
Commercial, industrial & agricultural	283	283	–	733	46
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with no allowance	$11,511	$11,511	$–	$12,063	$573

December 31, 2013 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	–	–	–	–	–
Real Estate:
Residential	438	438	163	439	16
Commercial	–	–	–	–	–
Commercial, industrial & agricultural	41	41	10	34	1
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with an allowance	$479	$479	$173	$473	$17

Troubled Debt Restructurings

At December 31, 2014, four loans totaling $6.7 million were classified as troubled debt restructurings (“TDR’s”). Two of the four loans totaling $6.1 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2014. The other two loans totaling $639 thousand were on nonaccrual status.  One of the loans evaluated separately for impairment at year end 2013 was modified as a TDR during the third quarter of 2014. The other was a TDR that was classified as a substandard non-accruing loan at December 31, 2014 and 2013. The outstanding balance of this loan was $22 thousand and $30 thousand at December 31, 2014 and December 31, 2013, respectively.

TDR’s were comprised of three loans totaling $6.3 million at December 31, 2013.  Two of the three loans totaling $6.3 million at year end 2013 were included in impaired loans, but were performing in accordance with their restructured terms and were not on nonaccrual status at the end 2013.  The remaining $30 thousand loan was past due and included in loans 60-89 days past due and nonaccrual loans at year end 2013.

There was no valuation allowance related to total TDR’s at December 31, 2014, or December 31, 2013.

In September 2014, the Company agreed to take ownership via a deed-in-lieu of foreclosure of a commercial property pledged to a loan. The property is included in other real estate owned. The remaining balance is reported as a loan modified as a TDR. The following table presents by class of loan, information related to the loan modified in a TDR during 2014:

Loans modified as TDR's For the year ended December 31, 2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in Thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:	—	—	—
Residential	—	—	—
Commercial	1	1,932	632
Commercial, industrial, agricultural	—	—	—
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$1,932	$632

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

Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2014, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2014	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$156	$	−	$	−		$(113)	$43	$	−	$43	$10,019	$	−	$10,019
Land acquisition, development & commercial	872		−		−		(419)	453		−	453	23,686		−	23,686
Real estate:
Residential	867		(233)		34		165	833		−	833	86,269		525	85,744
Commercial	1,008		−		−		4	1,012		141	871	135,070		7,648	127,422
Commercial, industrial & agricultural	327		(55)		−		47	319		−	319	44,807		−	44,807
Equity lines	385		(136)		37		137	423		−	423	24,330		−	24,330
Consumer	63		(40)		4		38	65		−	65	7,498		−	7,498
Unallocated	43		−		−		141	184		−	184	−		−	−
Total	$3,721		$(464)		$75	$	−	$3,332		$141	$3,191	$331,679		$8,173	$323,506

The following table presents, as of December 31, 2013, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2013	Allowance for loan losses							Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs	Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$117	$-	$-	$39	$156	$-	$156	$6,768	$-	$6,768
Land acquisition, development & commercial	811	-	-	61	872	-	872	20,904	1,550	19,354
Real estate:
Residential	725	(446)	81	507	867	163	704	72,934	850	72,084
Commercial	1,054	(88)	298	(256)	1,008	-	1,008	126,100	9,266	116,834
Commercial, industrial & agricultural	459	(27)	-	(105)	327	10	317	42,155	324	41,831
Equity lines	386	-	2	(3)	385	-	385	20,374	-	20,374
Consumer	145	(14)	-	(68)	63	-	63	8,698	-	8,698
Unallocated	93	-	-	(50)	43	-	43	-	-	-
Total	$3,790	$(575)	$381	$125	$3,721	$173	$3,548	$297,933	$11,990	$285,943

Loans by credit quality indicators as of December 31, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,019	$	−	$	−	$	−	$10,019
Land acquisition, development & commercial	23,672		−		14		−	23,686
Real estate loans:
Residential	81,409		4,335		50		475	86,269
Commercial	131,087		2,302		923		758	135,070
Commercial, industrial, agricultural	44,248		521		38		−	44,807
Equity lines	24,330		−		−		−	24,330
Consumer	7,475		−		2		21	7,498
Total Loans	$322,240		$7,158		$1,027		$1,254	$331,679

At December 31, 2014, the Company does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars In Thousands)	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Total
Construction loans:
Residential	$6,768	$–	$–	$–	$6,768
Land acquisition, development & commercial	19,336	–	1,568	–	20,904
Real estate loans:
Residential	67,548	4,455	223	708	72,934
Commercial	121,970	510	3,620	–	126,100
Commercial, industrial, agricultural	41,051	96	815	193	42,155
Equity lines	20,316	–	–	58	20,374
Consumer	8,668	–	–	30	8,698
Total Loans	$285,657	$5,061	$6,226	$989	$297,933

At December 31, 2013, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	1,520	—	1,520
Writedowns	—	—	—
Sales	(1,618)	422	(1,196)
Transfer to fixed assets	(1,572)	91	(1,481)
Balance at the end of the year	$7,408	$(422)	$6,986

Changes in foreclosed properties for 2013 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,513	$(575)	$8,938
Additions	1,613	—	1,613
Writedowns	—	(608)	(608)
Sales	(2,048)	248	(1,800)
Balance at the end of the year	$9,078	$(935)	$8,143

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2014 and December 31, 2013 were as follows:

(Dollars In Thousands)	2014	2013
Residential lots	$3,023	$3,472
Residential development	423	—
Commercial lots	1,076	1,076
Commercial buildings	2,464	3,595
Total Other Real Estate Owned	$6,986	$8,143

Other real estate owned related expenses in the consolidated statements of income for the years ended December 31, 2014 and December 31, 2013 include:

(Dollars In Thousands)	2014	2013
Net gain on sales	$(10)	$(26)
Provision for unrealized losses	—	608
Operating expenses	224	250
Total Other Real Estate Owned	$214	$832

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2014 and 2013 were as follows:

(Dollars In Thousands)	2014	2013
Land	$4,656	$4,257
Buildings and improvements	8,720	6,061
Leasehold improvements	2,149	2,129
Furniture and equipment	3,074	2,731
Software	487	458
Construction in process	49	97
Property and equipment, total	19,135	15,733
Less accumulated depreciation and amortization	4,235	3,578
Property and equipment, net	$14,900	$12,155

Depreciation and amortization expense was $657 thousand and $539 thousand for the years ended December 31, 2014 and 2013, respectively.

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

The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2014 were as follows:

(Dollars In Thousands)	2014
2015	$268
2016	67
2017	11
2018	12
2019	12
Thereafter	15
Total	$385

Rent expense for the years ended December 31, 2014 and 2013 was $322 thousand and $324 thousand, respectively; and is included in occupancy and equipment expense on the Company’s consolidated statements of income.

Note 7. Deposits

The aggregate amount of time deposits in denominations of over two hundred and fifty thousand dollars at December 31, 2014 and 2013 were $9.4 million and $7.6 million, respectively.

At December 31, 2014, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2014
2015	$59,892
2016	32,780
2017	27,400
2018	9,626
2019	3,638
Total	$133,336

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2014 and 2013, brokered deposits totaled $40.2 million and $37.0 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets. There were no deposit relationships over 5% of total deposits at the end of 2014.

Note 8. Short Term Borrowings

Short term borrowings consist of the following at December 31, 2014 and 2013:

(Dollars In Thousands)	2014	2013
Securities sold under agreements to repurchase	$185	$258
Warehouse line of credit	237	—
	$422	$258

Weighted average interest rate at December 31	1.93%	0.51%

Securities sold under agreements to repurchase, secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The warehouse line of credit is a short term revolving credit facility used to fund mortgage loans originations until the underlying loan is sold. The amount borrowed on the warehouse line of credit was $237 thousand at year end 2014 at a rate of LIBOR plus 2.25% with a LIBOR floor of 1.00%. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available year end 2014. At December 31, 2014, there were no advances on the fed funds or guidance lines. At year-end 2013, there was no balance outstanding on any line of credit.

Note 9. Federal Home Loan Bank Borrowings

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $20.0 million and $22.0 million as of December 31, 2014 and 2013, respectively. The Federal Home Loan Bank debt at December 31, 2014 is comprised of one convertible advance in the amount of $4 million, and three fixed rate advances totaling $16 million. Beginning on March 7, 2011 the Federal Home Loan Bank of Atlanta had the option to convert the convertible advance and on any quarterly interest payment date thereafter, with at least two business days’ notice. If called, the advance will be converted into a 3-month London Interbank Offered Rate (LIBOR) based adjustable rate credit.

At December 31, 2014 and 2013, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2014	2013
September 7, 2007	September 7, 2017	Quarterly	3.690%	$4,000	$4,000
July 27, 2011	July 28, 2014		2.190%	–	3,000
April 13, 2012	April 13, 2016		1.265%	12,000	12,000
December 11, 2013	December 11, 2014		0.355%	–	3,000
June 17, 2014	June 17, 2015		0.260%	2,000	–
June 17, 2014	June 17, 2016		0.670%	2,000	–
				$20,000	$22,000

The Company had collateral pledged on these borrowings at December 31, 2014 including real estate loans totaling $34.1 million, investment securities totaling $1.9 million, and Federal Home Loan Bank stock with a book value of $1.3 million.

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

Bank owned life insurance: The carrying value amounts of bank owned life insurance approximate fair value.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,965	$–	$26,965	$–
Mortgaged-backed securities	9,739	–	9,739	–
Municipal securities	17,899	–	17,899	–

Bank owned life insurance	3,622	–	3,622	–

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,284	$–	$26,284	$–
Mortgaged-backed securities	15,361	–	15,361	–
Municipal securities	16,277	–	16,277	–

Bank owned life insurance	3,518	–	3,518	–

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013.

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$–	$–	$–	$–
Loans held for sale	242	–	242	–
Other real estate owned	6,986	–	3,255	3,731

(Dollars In Thousands)		Carrying value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$306	$–	$–	$306
Other real estate owned	8,143	–	3,745	4,398

At December 31, 2014 and December 31, 2013, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$–	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age	4%	-	4%	(4%)

	$2,273	Internal evaluations	Internal evaluations	0%	-	33%	(11%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2013:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$306	Discounted appraised value	Selling cost	10%	-	10%	(10%)
			Discount for lack of marketability and age of appraisal	32%	-	32%	(32%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	0%	-	6%	(5%)
			Discount for lack of marketability and age	0%	-	25%	(9%)

	$2,940	Internal evaluations	Internal evaluations	10%	-	10%	(10%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At December 31, 2014 and 2013, management believes the carrying value of federal funds sold approximates estimated market value.

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

Short term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 30 days approximate their fair values.

FHLB borrowings: The fair values for long term borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long term borrowings to the contractual maturities on such long term borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2014 and 2013, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2014:

(Dollars In Thousands)		Fair value at December 31, 2014
Description	Carrying value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$13,795	$11,794	$2,012	$–	$13,806
Federal funds sold	649	649	–	–	649
Securities available-for-sale	54,603	–	54,603	–	54,603
Restricted equity securities	2,476	–	2,476	–	2,476
Loans held for sale	242	–	242	–	242
Loans, net	328,347	–	–	332,167	332,167
Bank owned life insurance	3,622	–	3,622	–	3,622
Accrued income	1,924	–	1,924	–	1,924
Financial liabilities
Total deposits	362,595	–	350,418	–	350,418
Short term borrowings	422	–	422	–	422
FHLB borrowings	20,000	–	20,356	–	20,356
Accrued interest payable	272	–	272	–	272

 The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2013:

(Dollars In Thousands)		Fair value at December 31, 2013
Description	Carrying value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$19,537	$17,537	$2,004	$–	$19,541
Federal funds sold	738	738	–	–	738
Securities available-for-sale	57,922	–	57,922	–	57,922
Restricted equity securities	2,564	–	2,564	–	2,564
Loans, net	294,212	–	–	293,135	293,135
Bank owned life insurance	3,518	–	3,518	–	3,518
Accrued income	1,877	–	1,877	–	1,877
Financial liabilities
Total deposits	339,770	–	327,514	–	327,514
Short term borrowings	258	–	258	–	258
FHLB borrowings	22,000	–	22,560	–	22,560
Accrued interest payable	286	–	286	–	286

Note 11. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Years Ended December 31,
	2014			2013
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,284,870	$2,575	$0.78	3,269,063	$1,741	$0.53
Series C Preferred Stock Dividends		840			390
Effect of dilutive securities:
Convertible preferred stock	2,240,000	−	(0.16)	1,147,616	−	(0.05)
Earnings per common share, diluted	5,524,870	$3,415	$0.62	4,416,679	$2,131	$0.48

At December 31, 2014 and 2013, stock options to purchase 549,560 and 391,710 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive. Non vested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock dividend during the vesting period.

Note 12. Stock Based Compensation

The Company recorded stock based compensation expense of $58 thousand and $36 thousand for the years ended December 31, 2014 and 2013, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  On December 18, 2014, the Board of Directors granted 165 thousand shares which will vest over a five year period. Financial assumptions and variables used to determine the fair value of these stock options are; risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. Compensation expense will be charged to income ratably over the vesting period and was $2 thousand in 2014. As of December 31, 2014 there was $376 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a period of five years. No options were granted in 2013. All previously issued options were fully vested at the end of 2012, resulting in no compensation expense being recorded in 2013.

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2013	391,710	$9.34
Granted	165,000	6.90
Exercised	–	–
Forfeited	(7,150)	9.09
Balance at December 31, 2014	549,560	$8.61	$–	4.08
Exercisable at December 31, 2014	549,560	$8.61	$–	4.08

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $56 thousand in 2014 and $36 thousand in 2013. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2014 was $6.25 compared to $5.98 in 2013.  The Company granted 17,268 and 7,781 shares of restricted stock under the plan in 2014 and 2013, respectively.

As of December 31, 2014, there was $215 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2019. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2014		2013
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	27,846	$5.05	25,896	$4.76
Granted	17,268	6.25	7,781	5.98
Vested	(7,387)	5.23	(5,831)	5.03
Cancelled	–	–	–	–
Nonvested at end of year	37,727	$5.56	27,846	$5.05

Note 13. Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income. The Supplemental Executive Retirement Plan (the “SERP”) provides lifetime payments equal to 20% of a participant’s average annual base salary for the five years immediately prior to retirement. There is an incentive formula with an additional benefit of 20% of a participant’s average annual base salary for the five years immediately prior to retirement if performance targets set by the Board of Directors are met. The SERP contains provisions for disability and survivor benefits, a benefits vesting schedule based on age attained and automatic full vesting in the event of a change in control of the Company. Deferred compensation accrued under the SERP totaled $129 thousand and $24 thousand at the end of 2014 and 2013, respectively. The funding mechanism for the plan is Bank Owned Life Insurance policies on the lives of the participants.

Note 14. Employee Benefit Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $209 thousand and $180 thousand for the years ended December 31, 2014 and 2013, respectively.

Note 15. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011.

The current and deferred components of income tax expense for the periods ended December 31, 2014 and 2013 are as follows:

(Dollars In Thousands)	2014	2013
Current	$731	$68
Deferred	856	1,272
Income tax expense	$1,587	$1,340

Rate Reconciliation

Total income tax expense differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following.

(Dollars In Thousands)	2014	2013
Tax at statutory federal rate	$1,701	$1,384
Tax-exempt interest income	(136)	(96)
Cash surrender value of life insurance	(35)	26
Qualified restricted stock awards	19	26
Other	38	–
Income tax expense	$1,587	$1,340

Deferred Income Tax Analysis

The significant components of net deferred taxes at December 31, 2014 and 2013 are summarized as follows:

(Dollars In Thousands)	2014	2013
Deferred tax assets
Net operating losses	$—	$302
Alternative minimum tax	—	98
Pre-opening expenses	94	110
Allowance for loan losses	513	675
Stock-based compensation	236	236
Deferred compensation	44	8
Other real estate expenses	175	290
Unrealized loss on securities available for sale	—	308
Nonaccrual loan interest	14	17
Deferred tax asset	1,076	2,044
Deferred tax liabilities
Depreciation	360	297
Unrealized gain on securities available for sale	235	—
Accretion of bond discount	—	1
Deferred loan fees	721	587
Deferred tax liability	1,316	885
Net deferred tax (liability) asset	$(240)	$1,159

Note 16. Commitments and Contingencies

Litigation

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

A summary of the Company’s commitments at December 31, 2014 and 2013 is as follows (dollars in thousands):

(Dollars In Thousands)	2014	2013

Commitments to extend credit	$21,137	$19,164

Unfunded commitments under lines of credit	55,280	41,056

Standby letters of credit	5,563	4,040

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2014 and 2013, these reserve balances amounted to $3.7 million and $3.3 million, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits. Balances in excess of FDIC insured amounts totaled $4,082,000 and $6,846,000 at December 31, 2014 and 2013, respectively.

Purchase Obligation

On November 1, the Company entered into a marketing agreement involving naming, advertising, and sponsorship rights. The agreement is for three years, with an option for an additional two years. The Company expensed $9.5 thousand in 2014 related to this agreement; and is obligated to pay $47.8 thousand in 2015, $52.8 thousand in 2016, and $47.9 thousand in 2017.

Note 17. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2014 there were no retained earnings available from which to pay dividends.

Capital Requirements

In July 2013, the FRB issued revised final rules that make technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules require the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.  Had the new minimum capital ratios described above been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date. The rule introduces the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2014, management believes the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

December 31, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$46,102	13.1%	$28,125	8.0%	N/A	N/A
HomeTown Bank	$45,695	13.0%	$28,125	8.0%	$35,157	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$42,770	12.2%	$14,063	4.0%	N/A	N/A
HomeTown Bank	$42,363	12.0%	$14,063	4.0%	$21,094	6.0%
Tier I Capital (to Average Assets)
Consolidated	$42,770	10.1%	$16,952	4.0%	N/A	N/A
HomeTown Bank	$42,363	10.0%	$16952	4.0%	$21,190	5.0%

December 31, 2013	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$43,858	14.0%	$25,077	8.0%	N/A	N/A
HomeTown Bank	$42,516	13.6%	$25,077	8.0%	$31,346	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$40,137	12.8%	$12,538	4.0%	N/A	N/A
HomeTown Bank	$38,795	12.4%	$12,538	4.0%	$18,808	6.0%
Tier I Capital (to Average Assets)
Consolidated	$40,137	10.2%	$15,719	4.0%	N/A	N/A
HomeTown Bank	$38,795	9.9%	$15,719	4.0%	$19,648	5.0%

Note 18. Transactions with Related Parties

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

Aggregate loan transactions with related parties were as follows:

(Dollars In Thousands)	2014	2013

Balance, beginning	$8,280	$8,140
New loans	3,859	5,182
Repayments	(4,091)	(5,042)
Balance, ending	$8,048	$8,280

Aggregate deposit balances with related parties at December 31, 2014 and 2013 were $6,354,000 and $5,994,000, respectively.

Note 19. Capital Transactions

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

On June 28, 2013 HomeTown Bankshares Corporation completed a $14,000,000 private placement of its convertible preferred stock. Pursuant to the terms of the Private Placement Memorandum, dated April 17, 2013, and amended thereafter, the Company sold 14,000 shares of its 6.0% Series C Non–Cumulative Perpetual Convertible Preferred Stock at a price of $1,000 per share. The convertible preferred stock pays quarterly dividends equivalent to six percent (6.0%) per annum, and is convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment. The Company paid $840 thousand and $389 thousand in dividends on Series C preferred stock in 2014 and 2013, respectively.

On September 24, 2013, the Company used the net proceeds from this offering to redeem the $10,374,000 of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B. The remaining proceeds were used to support growth and for general corporate purposes.

Note 20. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the years ended December 31, 2014 and 2013 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Years Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2014	2013
Available for sale securities
Realized gains on sales of securities held for sale during the period	$128	$152	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	44	52	Income tax expense
	$84	$100	Net income

Note 21. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows. The parent company was formed on September 4, 2009.

CONDENSED BALANCE SHEETS

Dollars In Thousands	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$408	$1,352
Investment in bank subsidiary	42,817	38,195
Total assets	$43,225	$39,547
Liabilities and Stockholders’ Equity
Total liabilities	$—	$9
Stockholders’ equity:
Total stockholders’ equity	43,225	39,538
Total liabilities and stockholders’ equity	$43,225	$39,547

CONDENSED STATEMENTS OF INCOME

Dollars In Thousands	For the year ended December 31, 2014	For the year ended December 31, 2013
Expenses	$(143)	$(145)
Net loss before income taxes	(143)	(145)
Income tax benefit	48	49
Net loss before equity in undistributed net income of subsidiary	(95)	(96)
Undistributed net income of subsidiary	3,510	2,825
Net Income	$3,415	$2,729

CONDENSED STATEMENTS OF CASH FLOWS

Dollars In Thousands	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from operating activities:
Net income	$3,415	$2,729
Equity in undistributed net income of subsidiary bank	(3,510)	(2,825)
Decrease in other assets	—	145
(Decrease) increase in other liabilities	(9)	9
Net cash flows provided by (used in) operating activities	(104)	58

Cash flows from investing activities:
Capital contribution to bank subsidiary	—	(1,500)
Net cash flows used in investing activities	—	(1,500)

Cash flows from financing activities:
Issuance of preferred stock net of issuance costs	—	13,293
Preferred stock redeemed	—	(10,374)
Preferred dividend payment	(840)	(846)
Net cash flows provided by (used in) financing activities	(840)	2,073

Net increase (decrease) in cash and cash equivalents	(944)	631

Cash and cash equivalents, beginning	1,352	721
Cash and cash equivalents, ending	$408	$1,352

Note 22. Subsequent Events

On February 5, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on March 15, 2015 to preferred shareholders of record February 28, 2015. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 31, 2015

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

Management assessed the effectiveness of HomeTown Bankshares’ internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this assessment, management believes that, as of December 31, 2014, HomeTown Bankshares’ internal control over financial reporting was effective.

This annual report does not include an attestation report of HomeTown Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by HomeTown Bankshares’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit filers to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.         OTHER INFORMATION

None.

PART III

ITEM  10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to the Bank’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item relating to the Company’s Audit Committee is included under the captions “Item 1: Election of Directors,” “Audit Committee Matters” and “—Audit Committee Report” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION.

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	549,560	(2)	$8.61	440	(3)
Equity compensation plans not approved by security holders	0		N/A	94,273	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(3)	Represents shares available for future issuance under the 2005 Stock Option Plan
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM  13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Bank’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
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

10.11*	Supplemental Executive Retirement Plan by and between Hometown Bank and Susan K. Still incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2013.

10.12*	Supplemental Executive Retirement Plan by and between Hometown Bank and Charles W. Maness, Jr incorporated herein by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2013.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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

HOMETOWN BANKSHARES CORPORATION

Date: March 30, 2015	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 30, 2015
Susan K. Still	Chief Executive Officer (principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	March 30, 2015
George B. Cartledge, Jr.

	Director	March 30, 2015
Nancy H. Agee

	Director	March 30, 2015
Warner N. Dalhouse

/S/ MARC S. FINK	Director	March 30, 2015
Marc S. Fink

/S/ DANIEL D. HAMRICK	Director	March 30, 2015
Daniel D. Hamrick

/S/ WILLIAM R. RAKES	Director	March 30, 2015
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 30, 2015
James M. Turner, Jr.

/S/ CHARLES W. MANESS, JR.	Chief Financial Officer	March 30, 2015
Charles W. Maness, Jr.	(principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as amended incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2011.

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

10.11*	Supplemental Executive Retirement Plan by and between Hometown Bank and Susan K. Still incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2013.

10.12*	Supplemental Executive Retirement Plan by and between Hometown Bank and Charles W. Maness, Jr incorporated herein by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2013.

21	Subsidiaries of the Registrant [Exhibit 21 attached]

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.