Form 10-Q
period 2015-03-31
HomeTown Bankshares Corp
filed 2015-05-15
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015.

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

As of May 14, 2015, 3,296,237 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

Dollars In Thousands, Except Share and Per Share Data	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Cash and due from banks	$14,955	$13,795
Federal funds sold	1,370	649
Securities available for sale, at fair value	51,158	54,603
Restricted equity securities, at cost	2,680	2,476
Loans held for sale	539	242
Loans, net of allowance for loan losses of $3,329 in 2015 and $3,332 in 2014	336,028	328,347
Property and equipment, net	14,901	14,900
Other real estate owned, net of valuation allowance of $422 in 2015 and 2014	6,917	6,986
Bank owned life insurance	6,150	3,622
Accrued income	1,988	1,924
Other assets	683	665
Total assets	$437,369	$428,209

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$52,882	$51,226
Interest-bearing	313,713	311,369
Total deposits	366,595	362,595
Short term borrowings	814	422
Federal Home Loan Bank borrowings	24,000	20,000
Accrued interest payable	303	272
Other liabilities	1,322	1,695
Total liabilities	393,034	384,984

Commitments and contingencies	–	–

Stockholders’ equity:
Convertible preferred stock, no par value; Series C 20,000 shares authorized, 14,000 issued and outstanding at March 31, 2015 and at December 31, 2014	13,293	13,293
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,296,237 (includes 35,549 restricted shares) at March 31, 2015 and 3,287,567 (includes 37,727 restricted shares) at December 31, 2014	16,481	16,438
Surplus	15,300	15,310
Retained deficit	(1,705)	(2,271)
Accumulated other comprehensive income	635	455
Total HomeTown Bankshares Corporation stockholders’ equity	44,004	43,225
Non-controlling interest in consolidated subsidiary	331	–
Total stockholders’ equity	44,335	43,225
Total liabilities and stockholders’ equity	$437,369	$428,209

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the three months ended March 31, 2015 and 2014

Dollars In Thousands, Except Share and Per Share Data	2015	2014
Interest and dividend income:	(Unaudited)	(Unaudited)
Loans and fees on loans	$3,899	$3,695
Taxable investment securities	206	263
Nontaxable investment securities	103	94
Dividends on restricted stock	33	32
Other interest income	9	9
Total interest and dividend income	4,250	4,093
Interest expense:
Deposits	448	440
Other borrowed funds	92	94
Total interest expense	540	534
Net interest income	3,710	3,559
Provision for loan losses	–	70
Net interest income after provision for loan losses	3,710	3,489

Noninterest income:
Service charges on deposit accounts	110	91
ATM and interchange income	122	94
Mortgage loan brokerage fees	120	30
Gains on sales of investment securities	40	−
Other income	143	118
Total noninterest income	535	333

Noninterest expense:
Salaries and employee benefits	1,541	1,412
Occupancy and equipment expense	445	366
Data processing expense	212	175
Advertising and marketing expense	242	103
Professional fees	112	73
Bank franchise taxes	66	51
FDIC insurance expense	75	44
Gains on sales and writedowns of other real estate owned, net	−	(5)
Other real estate owned expense	30	64
Directors’ fees	52	51
Other expense	334	323
Total noninterest expense	3,109	2,657
Net income before income taxes	1,136	1,165
Income tax expense	346	362
Net income	790	803
Less net income attributable to non-controlling interest	14	−
Net income attributable to HomeTown Bankshares Corporation	776	803
Effective dividends on preferred stock	210	210
Net income available to common stockholders	$566	$593
Basic earnings per common share	$0.17	$0.18
Diluted earnings per common share	$0.14	$0.15
Weighted average common shares outstanding	3,291,517	3,276,631
Diluted weighted average common shares outstanding	5,531,517	5,516,631

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the three months ended March 31, 2015 and 2014

	2015	2014
Dollars In Thousands	(Unaudited)	(Unaudited)
Net income	$790	$803

Other comprehensive income:
Net unrealized holding gains on securities available for sale during the period	312	782
Deferred income tax expense on unrealized holding gains on securities available for sale	(106)	(265)
Reclassification adjustment for gains on sales of investment securities included in net income	(40)	−
Tax expense related to realized gains on securities sold	14	−
Total other comprehensive income	180	517
Comprehensive income	$970	$1,320

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the three months ended March 31, 2015 and 2014

Dollars in Thousands	2015	2014
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$790	$803
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	185	155
Provision for loan losses	–	70
Amortization of premium on securities, net	145	153
Gains on sales and writedowns of other real estate, net	–	(5)
Gains on sales of investment securities	(40)	–
Increase in value of life insurance contracts	(28)	(25)
Stock compensation expense	33	11
Changes in assets and liabilities:
Loans held for sale	(297)	(509)
Accrued income	(64)	(22)
Other assets	(18)	(18)
Deferred taxes, net	(92)	325
Accrued interest payable	31	(15)
Other liabilities	(373)	582
Net cash flows provided by operating activities	272	1,505
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	(721)	240
Purchases of investment securities available for sale	(1,748)	(503)
Sales, maturities, and calls of available for sale securities	5,360	1,704
(Purchase) redemption of restricted equity securities, net	(204)	201
Net increase in loans	(7,681)	(13,846)
Proceeds from sales of other real estate	69	973
Purchases of bank owned life insurance	(2,500)	–
Purchases of property and equipment	(186)	(435)
Net cash flows used in investing activities	(7,611)	(11,666)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	1,656	(1,344)
Net increase in interest-bearing deposits	2,344	10,219
Net increase in short-term borrowings	392	743
Net increase (decrease) in FHLB borrowings	4,000	(3,000)
Net increase in equity of noncontrolling interest	317	–
Preferred stock dividend payment	(210)	(210)
Net cash flows provided by financing activities	8,499	6,408
Net increase (decrease) in cash and cash equivalents	1,160	(3,753)
Cash and cash equivalents, beginning	13,795	19,537
Cash and cash equivalents, ending	$14,955	$15,784
Supplemental disclosure of cash flow information:
Cash payments for interest	$509	$549
Cash payments for income taxes	$646	$17
Supplemental disclosure of noncash investing activities:
Change in unrealized gains on available for sale securities	$272	$782

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

Basis of Presentation

The consolidated financial statements as of March 31, 2015 and for the periods ended March 31, 2015 and 2014 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended March 31, 2015 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2014, included in the Company’s Form 10-K for the year ended December 31, 2014. Interim financial performance is not necessarily indicative of performance for the full year.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry.

The consolidated financial statements of HomeTown Bankshares Corporation include the accounts of its wholly-owned subsidiary HomeTown Bank and the accounts of its subsidiary, HomeTown Residential Mortgage LLC. HomeTown Bank owns a 49% interest in HomeTown Residential Mortgage LLC which originates and sells mortgages secured by personal residences. Due to the marketing support and direction provided by HomeTown Bank to HomeTown Residential Mortgage LLC along with guarantees of warehouse lines of credit used in its operation, the Company is deemed to exercise control of this entity. The ownership interest in HomeTown Residential Mortgage LLC not owned by the Company is reported as Non-Controlling Interest in a Consolidated Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Our accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to Form 10-K for these policies.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2015 and December 31, 2014, are as follows:

(Dollars In Thousands)	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$24,678	$373	$(84)	$24,967
Mortgage-backed securities	8,734	120	(43)	8,811
Municipal securities	16,784	610	(14)	17,380
	$50,196	$1,103	$(141)	$51,158

(Dollars In Thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$26,812	$333	$(180)	$26,965
Mortgage-backed securities	9,678	125	(64)	9,739
Municipal securities	17,423	531	(55)	17,899
	$53,913	$989	$(299)	$54,603

U. S. Government and federal agency securities: The unrealized losses on 15 of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Mortgage-backed securities: The unrealized losses on 9 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Municipal securities: The unrealized losses on 4 of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

The following tables demonstrate the unrealized loss position of available-for-sale securities at March 31, 2015 and December 31, 2014. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	March 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$2,980	$(8)	$5,531	$(76)	$8,511	$(84)
Mortgage-backed securities	1,297	(9)	2,630	(34)	3,927	(43)
Municipal securities	1,282	(14)	−	−	1,282	(14)
	$5,559	$(31)	$8,161	$(110)	$13,720	$(141)

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$5,568	$(48)	$7,078	$(132)	$12,646	$(180)
Mortgage-backed securities	742	(6)	4,058	(58)	4,800	(64)
Municipal securities	1,625	(20)	2,186	(35)	3,811	(55)
	$7,935	$(74)	$13,322	$(225)	$21,257	$(299)

There are 28 debt securities with fair values totaling $13.7 million considered temporarily impaired at March 31, 2015.  As of March 31, 2015, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $40 thousand on sales of securities in the first three months of 2015. The Company did not recognize any gains or losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at March 31, 2015, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$126	$127
Over one through five years	683	695
Over five through ten years	7,935	8,021
Greater than 10 years	41,452	42,315
	$50,196	$51,158

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2015 and December 31, 2014 were as follows:

(Dollars In Thousands)	March 31, 2015	December 31, 2014
Construction loans:
Residential	$10,353	$10,019
Land acquisition, development & commercial	23,402	23,686
Real estate:
Residential	93,346	86,269
Commercial	133,956	135,070
Commercial, industrial & agricultural	44,722	44,807
Equity lines	26,275	24,330
Consumer	7,303	7,498
Total	339,357	331,679
Less allowance for loan losses	(3,329)	(3,332)
Loans, net	$336,028	$328,347

The past due and nonaccrual status of loans as of March 31, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$10,353	$10,353	$	−
Land acquisition, development & commercial		−		−		−		−	23,402	23,402		−
Real estate:
Residential		−		788		167		955	92,391	93,346		379
Commercial		152		−		3		155	133,801	133,956		996
Commercial, industrial & agricultural		−		−		−		−	44,722	44,722		12
Equity lines		191		5		−		196	26,079	26,275		−
Consumer		1		35		−		36	7,267	7,303		19
Total		$344		$828		$170		$1,342	$338,015	$339,357		$1,406

The past due and nonaccrual status of loans as of December 31, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$10,019	$10,019	$	−
Land acquisition, development & commercial		−		−		−		−	23,686	23,686		−
Real estate:
Residential		−		381		261		642	85,627	86,269		475
Commercial		−		85		−		85	134,985	135,070		758
Commercial, industrial & agricultural		96		−		−		96	44,711	44,807		−
Equity lines		105		−		−		105	24,225	24,330		−
Consumer		10		36		−		46	7,452	7,498		21
Total		$211		$502		$261		$974	$330,705	$331,679		$1,254

There was one loan of $2 thousand that was past due ninety days or more and still accruing interest as of March 31, 2015. There were no loans that were past due ninety days or more and still accruing interest at December 31, 2014.

Impaired loans, which include TDR’s of $6.9 million, and the related allowance at March 31, 2015, were as follows:

March 31, 2015 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		262		262		−		264		1
Commercial		7,702		7,878		−		7,705		64
Commercial, industrial & agricultural		12		12		−		11		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$7,976		$8,152	$	−		$7,980		$65

March 31, 2015 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		138		138		138		140		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$138		$138		$138		$140	$	−

Impaired loans, which include TDR’s of $6.7 million, and the related allowance at December 31, 2014, were as follows:

December 31, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		525		700		−		605		12
Commercial		7,507		7,507		−		8,563		289
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$8,032		$8,207	$	−		$9,168		$301

December 31, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		141		141		141		153		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$141		$141		$141		$153	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.9 million at March 31, 2015.  This compares with $6.7 million in total restructured loans at December 31, 2014.

The following table presents by class of loan, information related to the loan modified in a TDR during 2015:

	Loans modified as TDR's For the three months ended March 31, 2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in Thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:
Residential	—	—	—
Commercial	1	260	255
Commercial, industrial, agricultural	—	—	12
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$260	$267

For the three months ended March 31, 2014, no loans were modified as TDR’s.

Two of the six loans totaling $6.0 million were not on nonaccrual status at March 31, 2015. The other four loans totaling $889 thousand were on nonaccrual status at the end of the first quarter of 2015.  The loan restructured into two TDR’s in the first quarter of 2015 was included in substandard nonaccrual loans and impaired loans at the end of 2014. All six TDR’s were current with their restructured terms at March 31, 2015.

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

Note 4. Allowance for Loan Losses

The following table presents, as of March 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

March 31, 2015	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending Balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$(2)	$41	$	−	$41	$10,353	$	−	$10,353
Land acquisition, development & commercial	453		−		−		4	457		−	457	23,402		−	23,402
Real estate:
Residential	833		−		−		(8)	825		−	825	93,346		262	93,084
Commercial	1,012		−		−		(48)	964		138	826	133,956		7,840	126,116
Commercial, industrial & agricultural	319		−		10		32	361		−	361	44,722		12	44,710
Equity lines	423		−		−		44	467		−	467	26,275		−	26,275
Consumer	65		(15)		2		12	64		−	64	7,303		−	7,303
Unallocated	184		−		−		(34)	150		−	150	−		−	−
Total	$3,332		$(15)		$12	$	−	$3,329		$138	$3,191	$339,357		$8,114	$331,243

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2014	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$156	$	−	$	−		$(113)	$43	$	−	$43	$10,019	$	−	$10,019
Land acquisition, development & commercial	872		−		−		(419)	453		−	453	23,686		−	23,686
Real estate:
Residential	867		(233)		34		165	833		−	833	86,269		525	85,744
Commercial	1,008		−		−		4	1,012		141	871	135,070		7,648	127,422
Commercial, industrial & agricultural	327		(55)		−		47	319		−	319	44,807		−	44,807
Equity lines	385		(136)		37		137	423		−	423	24,330		−	24,330
Consumer	63		(40)		4		38	65		−	65	7,498		−	7,498
Unallocated	43		−		−		141	184		−	184	−		−	−
Total	$3,721		$(464)		$75	$	−	$3,332		$141	$3,191	$331,679		$8,173	$323,506

Loans by credit quality indicators as of March 31, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,353	$	−	$	−	$	−	$10,353
Land acquisition, development & commercial	23,390		−		12		−	23,402
Real estate loans:
Residential	88,613		4,304		50		379	93,346
Commercial	129,837		2,287		836		996	133,956
Commercial, industrial, agricultural	44,152		521		37		12	44,722
Equity lines	26,275		−		−		−	26,275
Consumer	7,284		−		−		19	7,303
Total Loans	$329,904		$7,112		$935		$1,406	$339,357

Loans by credit quality indicators as of December 31, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,019	$	−	$	−	$	−	$10,019
Land acquisition, development & commercial	23,672		−		14		−	23,686
Real estate loans:
Residential	81,409		4,335		50		475	86,269
Commercial	131,087		2,302		923		758	135,070
Commercial, industrial, agricultural	44,248		521		38		−	44,807
Equity lines	24,330		−		−		−	24,330
Consumer	7,475		−		2		21	7,498
Total Loans	$322,240		$7,158		$1,027		$1,254	$331,679

At March 31, 2015 and December 31, 2014, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the three months ended March 31, 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	—	—
Sales	(69)	—	(69)
Balance at the end of the period	$7,339	$(422)	$6,917

Changes in foreclosed properties for the three months ended March 31, 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	—	—	—
Writedowns	—	—	—
Sales	(1,390)	422	(968)
Balance at the end of the period	$7,688	$(513)	$7,175

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2015 and December 31, 2014 were as follows:

(Dollars In Thousands)	March 31, 2015	December 31, 2014
Residential lots	$2,954	$3,023
Residential development	423	423
Commercial lots	1,076	1,076
Commercial buildings	2,464	2,464
Total Other Real Estate Owned	$6,917	$6,986

There were no residential real estate loans in the process of foreclosure at March 31, 2015 or December 31, 2014.

Other real estate owned related expenses in the consolidated statements of income for the three months ended March 31, 2015 and March 31, 2014 include:

(Dollars In Thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net gain on sales	$—	$(5)
Provision for unrealized losses	—	—
Operating expenses	30	64
Total Other Real Estate Owned	$30	$59

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $33 thousand and $11 thousand for the years to date March 31, 2015 and 2014, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  On December 18, 2014, the Board of Directors granted 165 thousand shares which will vest over a five year period. Financial assumptions and variables used to determine the fair value of these stock options are; risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. The fair value of the options was determined to be $2.29 per option. Compensation expense will be charged to income ratably over the vesting period and was $18 thousand year to date March 31, 2015. As of March 31, 2015 there was $357 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 4.76 years. No options were granted during the three months ended March 31, 2015. All previously issued options were fully vested at the end of 2012.

A summary of option activity under the 2005 stock option plan year to date March 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2014	549,560	$8.61
Granted	-	-
Exercised	-	-
Forfeited	(3,100)	7.76
Balance at March 31, 2015	546,460	$8.62	$-	3.81
Exercisable at March 31, 2015	383,460	$9.35	$-	1.29

 (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2015.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $15 thousand and $11 thousand for the years to date March 31, 2015 and 2014, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 8,670 and 17,268 shares of restricted stock under the plan during the years to date March 31, 2015 and 2014, respectively. The weighted-average grant date fair value of restricted stock granted in 2015 was $7.70 compared to $6.25 in 2014.

As of March 31, 2015, there was $211 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2020. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the three months ended March 31, 2015		For the three months ended March 31, 2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	37,727	$5.56	27,846	$5.05
Granted	8,670	7.70	17,268	6.25
Vested	(10,848)	5.56	(7,387)	5.23
Cancelled	–	–	–	–
Nonvested at the end of the period	35,549	$6.08	37,727	$5.56

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

(Dollars In Thousands)		Carrying value at March 31, 2015
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$24,967	–	$24,967	–
Mortgaged-backed securities	8,811	–	8,811	–
Municipal securities	17,380	–	17,380	–

Bank owned life insurance	6,150	–	6,150	–

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,965	–	$26,965	–
Mortgaged-backed securities	9,739	–	9,739	–
Municipal securities	17,899	–	17,899	–

Bank owned life insurance	3,622	–	3,622	–

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

Loans held for sale: The carrying value of these loans approximates the fair value. These loans close in the name of the bank’s consolidated joint venture subsidiary HomeTown Residential Mortgage, LLC, but are generally sold within a two-week period.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

(Dollars In Thousands)		Carrying value at March 31, 2015
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$–	$-	$-	$-
Loans held for sale	539	-	539	-
Other real estate owned	6,917	-	2,269	4,648

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$-	$-	$-	$-
Loans held for sale	242	-	242	-
Other real estate owned	6,986	-	3,255	3,731

At March 31, 2015 and December 31, 2014, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for March 31, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$-	Discounted appraised value	Selling cost	6%	-	6%	(6%	)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%	)

Other real estate owned	$2,443	Discounted appraised value	Selling cost	6%	-	6%	(6%	)
			Discount for lack of marketability and age of appraisal	4%	-	31%	(15%	)

	$2,205	Internal evaluations	Internal evaluations	0%	-	33%	(12%	)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$–	Discounted appraised value	Selling cost	6%	-	6%	(6%	)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%	)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%	)
			Discount for lack of marketability and age of appraisal	4%	-	4%	(4%	)

	$2,273	Internal evaluations	Internal evaluations	0%	-	33%	(11%	)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At March 31, 2015 and December 31, 2014, management believes the carrying value of federal funds sold approximates estimated market value.

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

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit and individual retirement accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of contractual maturities on such time deposits.

Short term borrowings: The warehouse line of credit is a short term revolving credit facility used to fund mortgage loans originations until the underlying loan is sold. The warehouse line of credit, federal funds purchased, borrowings under repurchase agreements mature within 30 days and approximate their fair values.

FHLB borrowings: The fair values for FHLB borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB borrowings to the contractual maturities on such FHLB borrowings.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at March 31, 2015:

(Dollars In Thousands)		Fair value at March 31, 2015
Description	Carrying value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$14,955	$13,455	$1,520	$-	$14,975
Federal funds sold	1,370	1,370	-	-	1,370
Securities available-for-sale	51,158	-	51,158	-	51,158
Restricted equity securities	2,680	-	2,680	-	2,680
Loans held for sale	539	-	539	-	539
Loans, net	336,028	-	-	337,578	337,578
Bank owned life insurance	6,150	-	6,150	-	6,150
Accrued income	1,988	-	1,988	-	1,988
Financial liabilities
Total deposits	366,595	-	367,142	-	367,142
Short term borrowings	814	-	814	-	814
FHLB borrowings	24,000	-	24,345	-	24,345
Accrued interest payable	303	-	303	-	303

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2014:

(Dollars In Thousands)		Fair value at December 31, 2014
Description	Carrying value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$13,795	$11,794	$2,012	$-	$13,806
Federal funds sold	649	649	-	-	649
Securities available-for-sale	54,603	-	54,603	-	54,603
Restricted equity securities	2,476	-	2,476	-	2,476
Loans held for sale	242	-	242	-	242
Loans, net	328,347	-	-	332,167	332,167
Bank owned life insurance	3,622	-	3,622	-	3,622
Accrued income	1,924	-	1,924	-	1,924
Financial liabilities
Total deposits	362,595	-	350,418	-	350,418
Short term borrowings	422	-	422	-	422
FHLB borrowings	20,000	-	20,356	-	20,356
Accrued interest payable	272	-	272	-	272

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three months ended March 31, 2015 and 2014 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2015	2014
Available for sale securities
Realized gains on sales of securities held for sale during the period	$40	$-	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	14	-	Income tax expense
	$26	$-	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Three Months Ended March 31,
	2015			2014
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,291,517	$566	$0.17	3,276,631	$593	$0.18
Series C Preferred Stock Dividends		210			210
Effect of dilutive securities:
Convertible preferred stock	2,240,000	−	(0.03)	2,240,000	−	(0.03)
Earnings per common share, diluted	5,531,517	$776	$0.14	5,516,631	$803	$0.15

At March 31, 2015 and 2014, stock options to purchase 546,460 and 390,060 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive. Non vested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

Note 10. Subsequent Events

On April 23, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on June 15, 2015 to preferred shareholders of record May 31, 2015.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2014. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

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

Due to limited available space at the downtown office and continued growth of the Company, Management recognized the need for an Operations Center that would provide ample space for current and future expansion. The Bank owned an office building, through foreclosure, at 4633 Brambleton Avenue in Roanoke that was converted to a secure Operations Center. At the end of 2014, the Board of Directors approved the Bank’s use of the property, and it was reclassed from other real estate owned to property and equipment. Beginning in December and through the first quarter, 23 employees have relocated to the facility.

The following is a discussion of factors that significantly affected the financial condition and results of operations of HomeTown Bankshares Corporation. This discussion should be read in connection with the financial statements presented herein.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2014. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a detailed quarterly analysis of the allowance based on the Company’s historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and economic trends. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values less cost to sell, or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Discussion of Operations

Three Months Ended March 31, 2015

Net income attributable to HomeTown Bankshares was $776 thousand for the first quarter of 2015 compared to $803 thousand for the same quarter last year. The lower earnings were primarily the result of accelerated marketing expenses incurred to take advantage of competitive opportunities in the local banking market. On June 30, 2014, HomeTrust Bancshares, headquartered in Asheville, N.C., entered the Roanoke market by opening a commercial loan production office in Roanoke, and in the second half of 2014 by buying all of the Bank of America branches in the Roanoke and New River Valleys. In November 2014, Valley Bank announced its sale to the Bank of North Carolina with an anticipated closing in mid-2015. When the sale of Valley Bank is consummated, HomeTown Bank will become the largest community bank headquartered in the Roanoke Valley.

Net interest income for the three months ended March 31, 2015 totaled $3.7 million and was $151 thousand or 4.2% higher than the same period in the prior year. The expansion of the loan portfolio fueled the increase. Average loans for the quarter were $335 million, up $9.3 million or 2.9% over the prior quarter, and $31.3 million or 10.3% over the same quarter a year ago. Deposits funded most of the expansion of the loan portfolio. Average deposits for the first quarter of 2015 totaled $364 million, an increase of $6.9 million over the average for the previous quarter, and $24.5 million over the same quarter in 2014. A strategic reduction of the investment portfolio and Federal Home Loan Bank advances funded the remainder of the growth in loans.

The net interest margin was 3.84%, 3.91%, and 3.94% for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The squeeze in the margin is due to a drop in the yield on earning assets, primarily the yield on loans. The earning asset yield was 4.39% for the first quarter of 2015, five basis points below the previous quarter and 14 basis points below the same quarter in 2014. At the same time the cost of funds rose one basis point over the last quarter of 2014 and decreased four basis points when compared to the first quarter of 2014. Competition has driven rates on new loans and renewals downward in the continuing low interest rate environment. There were a few downward adjustments of interest bearing deposit rates in 2014. However, rates rose 2 basis points during the first quarter of 2015 compared to the last quarter of 2014. During the last quarter of 2014, the Company offered a competitive 27 month CD with a rate of 1.245% which helped stem the out flow from maturing CD’s and attracted additional funding.

The Federal Reserve has not raised interest rates since 2006. At the April 29, 2015 meeting, the Federal Open Market Committee (FOMC) reaffirmed that to support continued progress toward maximum employment and price stability, current fed funds rates were appropriate. The Committee said their information “…suggests that economic growth had slowed during the winter months.” The consensus of economists is that the Federal Reserve will not raise short term interest rates until September, at the earliest. Further, the Company expects the Federal Reserve to raise rates in a gradual and measured manner. The expectation is that they would raise rates 25 basis points at one or two FOMC meetings and then pause before the next hike to assess the impact on economic growth and inflation.

No provision for loan losses was recorded in the first three months of 2015 compared to $70 thousand for the same period last year. See discussion under Allowance for Loan Losses for additional information.

Noninterest income totaled $535 thousand for the first three months of 2015, up $202 thousand or 60.7% from the same period last year. Growth in the number of core deposit accounts resulted in increased service charge income on deposit accounts, and ATM and interchange income. In total these items were up $47 thousand over last year. Mortgage loan brokerage fees were $90 thousand higher than the prior year, due in part to the resurgence in lending that began in the latter half of 2014 and continued in 2015.   The Roanoke Valley Association of Realtors reported 859 homes sold in the first quarter of 2015 compared to 789 for the same period last year. An unexpected drop in long term interest rates the first quarter of 2015 caused the pace of mortgage refinancing to increase significantly during the first three months of 2015. Other income was $25 thousand higher for the first three months of 2015 compared to the same period last year, due to rental income received from a tenant in the building housing the Company’s Operations Center. The Company moved some departments into the Operations Center at the end of 2014. The tenant is expected to move out in the second quarter and the Company expects to utilize the vacated space.

Year to date March 31, 2015, noninterest expense was $3.1 million, $452 thousand or 17.0% more than the $2.7 million recorded in the same period last year. Salaries and employee benefits through March 31, 2015 were $1.5 million compared to $1.4 million last year. The $129 thousand or 9.1% increase was due to several factors. The new Salem branch opened for business on July 28, 2014. Staffing of the new Salem branch accounted for $47 thousand of the increase for the current year over the prior year. The remainder of the increase in salaries reflects annual cost of living and merit pay increases, higher mortgage related commissions, and higher stock compensation expense in the current year. Occupancy and equipment expense totaled $445 thousand through March 31, 2015, an increase of $79 thousand or 21.6% over last year. Expansion of operations accounted for much of the increase. The Salem branch accounted for $30.7 thousand, and the Operations Center accounted for $16.9 thousand of the increase. As previously mentioned , in order to capitalize on opportunities created primarily by the sale of Valley Bank, advertising and marketing costs were $139 thousand higher in the first three months of 2015 as compared to the first three months of 2014. Data processing expense, professional fees, bank franchise taxes and FDIC insurance also contributed to higher expense during the first three months of 2015 compared to last year. Other real estate owned expenses were $34 thousand less for the first three months of 2015 compared to last year.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At March 31, 2015, the Company had total assets of $437 million, up $9.2 million or 2.1% over total assets of $428 million at December 31, 2014.   At the end of the first quarter of 2015, net loans had increased $7.7 million or 2.3% over year end 2014.

The Company’s liabilities at March 31, 2015 totaled $393 million compared to $385 million at December 31, 2014, an increase of $8.1 million or 2.1%.   Deposits accounted for half of the increase and FHLB borrowings the other half.

At March 31, 2015 and December 31, 2014, the Company had stockholders’ equity of $44.3 million and $43.2 million, respectively, an increase of $1.1 million or 2.6%. The change in stockholders’ equity in the first three months of 2015 was mainly the result of net income.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Real Estate:
Construction and land development	$—	$—
Residential 1-4 families	379	475
Commercial real estate	996	758
Commercial loans	12	—
Equity lines	−	—
Loans to individuals	19	21
Total nonperforming loans	1,406	1,254
Other real estate owned	6,917	6,986
Total nonperforming assets, excluding performing restructured loans	8,323	8,240
Performing restructured loans	6,011	6,052
Total nonperforming assets, including restructured loans	$14,334	$14,292

During the three months ended March 31, 2015, there were $174 thousand of additions to nonperforming loans, of which one loan for $167 thousand paid off in full subsequent to quarter end. During the first quarter of 2015, payments of $22 thousand were received, reducing the principal balance outstanding of loans classified as nonaccrual at the end of 2014.

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.9 million at March 31, 2015.  Two of the six loans were performing in accordance with their restructured terms and were not on nonaccrual status.  The loan restructured into two TDR’s was included in nonaccrual loans at March 31, 2015 and December 31, 2014. For the three months ended March 31, 2014, no loans were modified in a TDR.

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2015 and December 31, 2014 are included in Note 5, and the activity in other real estate owned for the first three months of 2015 and 2014 is also included in Note 5.

No gains or losses on sales of other real estate were recorded in the first quarter of 2015. Gains on sales of other real estate owned totaled $5 thousand for the first quarter of 2014. There were no writedowns of other real estate owned during the first three months of 2015 or 2014.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first quarter of 2015, no provision was recorded.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $138 thousand and $141 thousand at March 31, 2015 and December 31, 2014, respectively.  Impaired loans totaled $8.1 million and $8.2 million at March 31, 2015 and December 31, 2014, respectively.

The percentage of the allowance for loan losses to total loans was 0.98%, and 1.00% at March 31, 2015, and December 31, 2014, respectively.  Unallocated reserves were $150 thousand at March 31, 2015 and $184 thousand at December 31, 2014. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The major indicators of loan quality have continue to be favorable. Net charges offs continued to be relatively low and as a percent of average loans were 0.00% for the first quarter of 2015. Net charge offs as a percent of average loans were 0.12% for the year 2014. Nonperforming loans were 0.41% and 0.38% of total loans at the end of the first quarter of 2015 and at the end of 2014, respectively. The allowance for loan losses to nonaccrual loans was well over 200% at March 31, 2015 and December 31, 2014.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $55.7 million at March 31, 2015, compared to $56.8 million at December 31, 2014, and $60.5 million at March 31, 2014.   Liquidity declined and may decline further if the expansion of the loan portfolio continues to outpace deposit growth.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At March 31, 2015, the Company had borrowed $24.0 million of the $35.2 million of lendable collateral value, leaving $11.2 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available at March 31, 2015. At March 31, 2015, there were no advances outstanding on the fed funds or guidance lines.

Capital

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. In July 2013, the Federal Reserve Bank issued revised final rules that made technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules required the Bank to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the previous requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.  The rule introduces the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer.

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank March 31, 2015	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$46,434	12.41%	$29,925	8.00%	$37,407	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$43,190	11.55%	$16,833	4.50%	$24,314	6.50%
Tier I Capital (to Risk-Weighted Assets)	$43,205	11.55%	$22,444	6.00%	$29,925	8.00%
Tier I Leverage (to Average Assets)	$43,205	9.96%	$17,347	4.00%	$21,684	5.00%

HomeTown Bank December 31, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$45,695	13.00%	$28,125	8.00%	$35,157	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	NA	NA	NA	NA	NA	NA
Tier I Capital (to Risk-Weighted Assets)	$42,363	12.05%	$14,063	4.00%	$21,094	6.00%
Tier I Capital (to Average Assets)	$42,363	10.00%	$16,952	4.00%	$21,190	5.00%

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

At March 31, 2015 outstanding commitments to extend credit including letters of credit were $81.6 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015, and 2014;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANKSHARES CORPORATION

Date: May 15, 2015	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 15, 2015	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015, and 2014;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.