Form 10-Q
period 2015-06-30
HomeTown Bankshares Corp
filed 2015-08-13
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015.

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

As of August 13, 2015, 3,296,237 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

Dollars In Thousands, Except Share and Per Share Data	June 30, 2015	December 31, 2014
Assets	(Unaudited)	*
Cash and due from banks	$15,063	$13,795
Federal funds sold	797	649
Securities available for sale, at fair value	48,931	54,603
Restricted equity securities, at cost	2,695	2,476
Loans held for sale	382	242
Loans, net of allowance for loan losses of $3,313 in 2015 and $3,332 in 2014	350,762	328,347
Property and equipment, net	14,792	14,900
Other real estate owned, net of valuation allowance of $422 in 2015 and 2014	6,872	6,986
Bank owned life insurance	6,198	3,622
Accrued income	1,876	1,924
Other assets	978	665
Total assets	$449,346	$428,209

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$53,730	$51,226
Interest-bearing	323,487	311,369
Total deposits	377,217	362,595
Federal Home Loan Bank borrowings	25,750	20,000
Other borrowings	552	422
Accrued interest payable	365	272
Other liabilities	785	1,695
Total liabilities	404,669	384,984

Commitments and contingencies	–	–

Stockholders’ equity:
Convertible preferred stock, no par value; Series C 20,000 shares authorized, 14,000 issued and outstanding at June 30, 2015 and at December 31, 2014	13,293	13,293
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,296,237 (includes 35,549 restricted shares) at June 30, 2015 and 3,287,567 (includes 37,727 restricted shares) at December 31, 2014	16,481	16,438
Surplus	15,335	15,310
Retained deficit	(1,052)	(2,271)
Accumulated other comprehensive income	260	455
Total HomeTown Bankshares Corporation stockholders’ equity	44,317	43,225
Non-controlling interest in consolidated subsidiary	360	–
Total stockholders’ equity	44,677	43,225
Total liabilities and stockholders’ equity	$449,346	$428,209

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the three and six months ended June 30, 2015 and 2014

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars In Thousands, Except Share and Per Share Data	2015	2014	2015	2014
Interest and dividend income:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loans and fees on loans	$4,047	$3,774	$7,946	$7,469
Taxable investment securities	176	267	382	530
Nontaxable investment securities	100	93	203	187
Dividends on restricted stock	35	30	68	62
Other interest income	9	12	18	21
Total interest and dividend income	4,367	4,176	8,617	8,269
Interest expense:
Deposits	465	442	913	882
Other borrowed funds	102	98	194	192
Total interest expense	567	540	1,107	1,074
Net interest income	3,800	3,636	7,510	7,195
Provision for loan losses	–	132	–	202
Net interest income after provision for loan losses	3,800	3,504	7,510	6,993

Noninterest income:
Service charges on deposit accounts	124	117	234	208
ATM and interchange income	146	109	268	203
Mortgage banking	258	17	378	47
Gains on sales of investment securities	−	108	40	108
Other income	167	155	310	273
Total noninterest income	695	506	1,230	839

Noninterest expense:
Salaries and employee benefits	1,619	1,381	3,160	2,793
Occupancy and equipment expense	439	364	884	730
Data processing expense	205	177	417	352
Advertising and marketing expense	167	132	409	235
Professional fees	111	114	223	187
Bank franchise taxes	65	80	131	131
FDIC insurance expense	84	68	159	112
Gains on sales and writedowns of other real estate owned, net	–	–	–	(5)
Other real estate owned expense	40	59	70	123
Directors’ fees	58	58	110	109
Other expense	434	364	768	687
Total noninterest expense	3,222	2,797	6,331	5,454
Net income before income taxes	1,273	1,213	2,409	2,378
Income tax expense	381	380	727	742
Net income	892	833	1,682	1,636
Less net income attributable to non-controlling interest	29	–	43	–
Net income attributable to HomeTown Bankshares Corporation	863	833	1,639	1,636
Effective dividends on preferred stock	210	210	420	420
Net income available to common stockholders	$653	$623	$1,219	$1,216
Basic earnings per common share	$0.20	$0.19	$0.37	$0.37
Diluted earnings per common share	$0.16	$0.15	$0.30	$0.30
Weighted average common shares outstanding	3,296,237	3,287,567	3,293,890	3,282,129
Diluted weighted average common shares outstanding	5,536,237	5,527,567	5,533,890	5,522,129

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2015 and 2014

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$892	$833	$1,682	$1,636

Other comprehensive income:
Net unrealized holding (losses) gains on securities available for sale during the period	(567)	500	(255)	1,282
Deferred income tax benefit (expense) on unrealized holding gains on securities available for sale	192	(171)	86	(436)
Reclassification adjustment for gains on sales of investment securities included in net income	–	(108)	(40)	(108)
Tax expense related to realized gains on securities sold	–	37	14	37
Total other comprehensive (loss) income	(375)	258	(195)	775
Comprehensive income	517	1,091	1,487	2,411
Less: Comprehensive income attributable to the non-controlling interest	29	–	43	–
Comprehensive income attributable to HomeTown Bankshares Corporation	$488	$1,091	$1,444	$2,411

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the six months ended June 30, 2015 and 2014

Dollars in Thousands	2015	2014
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$1,682	$1,636
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	377	311
Provision for loan losses	–	202
Amortization of premium on securities, net	287	294
Gains on sales of loans held for sale	(284)	(20)
Gains on sales and writedowns of other real estate, net	–	(5)
Gains on sales of investment securities	(40)	(108)
Increase in value of life insurance contracts	(76)	(51)
Stock compensation expense	68	26
Originations of loans held for sale	(12,481)	(2,437)
Proceeds from sales of loans held for sale	12,625	2,295
Changes in assets and liabilities:
Accrued income	48	(45)
Other assets	(313)	(127)
Deferred taxes, net	100	683
Accrued interest payable	93	9
Other liabilities	(910)	(80)
Net cash flows provided by operating activities	1,176	2,583
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	(148)	243
Purchases of investment securities available for sale	(1,748)	(4,083)
Sales, maturities, and calls of available for sale securities	6,878	6,971
Purchase of restricted equity securities, net	(219)	(154)
Net increase in loans	(22,415)	(20,562)
Proceeds from sales of other real estate	114	974
Purchases of bank owned life insurance	(2,500)	–
Purchases of property and equipment	(269)	(955)
Net cash flows used in investing activities	(20,307)	(17,566)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	2,504	(2,932)
Net increase in interest-bearing deposits	12,118	11,595
Net increase in FHLB borrowings	5,750	4,000
Net increase in other borrowings	130	315
Net increase in equity of non-controlling interest	317	–
Preferred stock dividend payment	(420)	(420)
Net cash flows provided by financing activities	20,399	12,558
Net increase (decrease) in cash and cash equivalents	1,268	(2,425)
Cash and cash equivalents, beginning	13,795	19,537
Cash and cash equivalents, ending	$15,063	$17,112
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,014	$1,065
Cash payments for income taxes	$1,356	$33
Supplemental disclosure of noncash investing activities:
Change in unrealized gains on available for sale securities	$(295)	$1,174

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

Basis of Presentation

The consolidated financial statements as of June 30, 2015 and for the periods ended June 30, 2015 and 2014 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended June 30, 2015 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2014, included in the Company’s Form 10-K for the year ended December 31, 2014. Interim financial performance is not necessarily indicative of performance for the full year.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry.

The consolidated financial statements of HomeTown Bankshares Corporation include the accounts of its wholly-owned subsidiary HomeTown Bank and the accounts of its subsidiary, HomeTown Residential Mortgage LLC. HomeTown Bank owns a 49% interest in HomeTown Residential Mortgage LLC which originates and sells mortgages secured by personal residences. Due to the marketing support and direction provided by HomeTown Bank to HomeTown Residential Mortgage LLC, along with guarantees of warehouse lines of credit used in its operation, the Company is deemed to exercise control of this entity. The ownership interest in HomeTown Residential Mortgage LLC not owned by the Company is reported as Non-Controlling Interest in a Consolidated Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Our accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to Form 10-K for these policies.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2015 and December 31, 2014, are as follows:

(Dollars In Thousands)	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$23,739	$267	$(127)	$23,879
Mortgage-backed securities	8,059	89	(78)	8,070
Municipal securities	16,738	376	(132)	16,982
	$48,536	$732	$(337)	$48,931

(Dollars In Thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$26,812	$333	$(180)	$26,965
Mortgage-backed securities	9,678	125	(64)	9,739
Municipal securities	17,423	531	(55)	17,899
	$53,913	$989	$(299)	$54,603

U. S. Government and federal agency securities: The unrealized losses on 19 of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Mortgage-backed securities: The unrealized losses on 10 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Municipal securities: The unrealized losses on 19 of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, ratings and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

The following tables demonstrate the unrealized loss position of available-for-sale securities at June 30, 2015 and December 31, 2014. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	June 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$4,855	$(36)	$5,379	$(91)	$10,234	$(127)
Mortgage-backed securities	1,724	(24)	2,736	(54)	4,460	(78)
Municipal securities	7,119	(132)	−	−	7,119	(132)
	$13,698	$(192)	$8,115	$(145)	$21,813	$(337)

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$5,568	$(48)	$7,078	$(132)	$12,646	$(180)
Mortgage-backed securities	742	(6)	4,058	(58)	4,800	(64)
Municipal securities	1,625	(20)	2,186	(35)	3,811	(55)
	$7,935	$(74)	$13,322	$(225)	$21,257	$(299)

There are 48 debt securities with fair values totaling $21.8 million considered temporarily impaired at June 30, 2015.  As of June 30, 2015, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $40 thousand on sales of securities in the first six months of 2015. The Company realized gains of $108 thousand during the same period last year.

The amortized cost and fair values of investment securities available for sale at June 30, 2015, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$125	$126
Over one through five years	2,014	2,031
Over five through ten years	7,525	7,555
Greater than 10 years	38,872	39,219
	$48,536	$48,931

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2015 and December 31, 2014 were as follows:

(Dollars In Thousands)	June 30, 2015	December 31, 2014
Construction loans:
Residential	$10,539	$10,019
Land acquisition, development & commercial	26,521	23,686
Real estate:
Residential	97,995	86,269
Commercial	136,502	135,070
Commercial, industrial & agricultural	49,338	44,807
Equity lines	25,771	24,330
Consumer	7,409	7,498
Total	354,075	331,679
Less allowance for loan losses	(3,313)	(3,332)
Loans, net	$350,762	$328,347

The past due and nonaccrual status of loans as of June 30, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$10,539	$10,539	$	−
Land acquisition, development & commercial		−		−		−		−	26,521	26,521		−
Real estate:
Residential		203		−		100		303	97,692	97,995		−
Commercial		800		−		−		800	135,702	136,502		386
Commercial, industrial & agricultural		38		−		−		38	49,300	49,338		12
Equity lines		−		191		−		191	25,580	25,771		−
Consumer		−		1		−		1	7,408	7,409		−
Total		$1,041		$192		$100		$1,333	$352,742	$354,075		$398

The past due and nonaccrual status of loans as of December 31, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$10,019	$10,019	$	−
Land acquisition, development & commercial		−		−		−		−	23,686	23,686		−
Real estate:
Residential		−		381		261		642	85,627	86,269		475
Commercial		−		85		−		85	134,985	135,070		758
Commercial, industrial & agricultural		96		−		−		96	44,711	44,807		−
Equity lines		105		−		−		105	24,225	24,330		−
Consumer		10		36		−		46	7,452	7,498		21
Total		$211		$502		$261		$974	$330,705	$331,679		$1,254

There were two loans of $100 thousand that were past due ninety days or more and still accruing interest as of June 30, 2015. There were no loans that were past due ninety days or more and still accruing interest at December 31, 2014.

Impaired loans, which include TDR’s of $6.8 million, and the related allowance at June 30, 2015, were as follows:

June 30, 2015 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		252		252		−		259		2
Commercial		7,621		7,621		−		7,684		132
Commercial, industrial & agricultural		12		12		−		12		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$7,885		$7,885	$	−		$7,955		$134

June 30, 2015 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		135		135		135		138		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$135		$135		$135		$138	$	−

Impaired loans, which include TDR’s of $6.7 million, and the related allowance at December 31, 2014, were as follows:

December 31, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		525		700		−		605		12
Commercial		7,507		7,507		−		8,563		289
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$8,032		$8,207	$	−		$9,168		$301

December 31, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		141		141		141		153		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$141		$141		$141		$153	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.8 million at June 30, 2015.  This compares with $6.7 million in total restructured loans at December 31, 2014.

The following table presents by class of loan, information related to the loan modified in a TDR during 2015:

	Loans modified as TDR's For the six months ended June 30, 2015
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

For the six months ended June 30, 2014, no loans were modified as TDR’s.

Four of the six loans totaling $6.5 million were not on nonaccrual status at June 30, 2015. The other two loans totaling $262 thousand were on nonaccrual status at the end of the second quarter of 2015.  The loan restructured into two TDR’s in the six months ended June 30, 2015 was included in substandard nonaccrual loans and impaired loans at the end of 2014. All six TDR’s were current with their restructured terms at June 30, 2015.

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

Note 4. Allowance for Loan Losses

The following table presents, as of June 30, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

June 30, 2015	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending Balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$20	$63	$	−	$63	$10,539	$	−	$10,539
Land acquisition, development & commercial	453		−		−		(209)	244		−	244	26,521		−	26,521
Real estate:
Residential	833		−		−		205	1,038		−	1,038	97,995		252	97,743
Commercial	1,012		−		−		(23)	989		135	854	136,502		7,756	128,746
Commercial, industrial & agricultural	319		−		10		96	425		−	425	49,338		12	49,326
Equity lines	423		−		−		(87)	336		−	336	25,771		−	25,771
Consumer	65		(33)		4		43	79		−	79	7,409		−	7,409
Unallocated	184		−		−		(45)	139		−	139	−		−	−
Total	$3,332		$(33)		$14	$	−	$3,313		$135	$3,178	$354,075		$8,020	$346,055

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2014	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$156	$	−	$	−		$(113)	$43	$	−	$43	$10,019	$	−	$10,019
Land acquisition, development & commercial	872		−		−		(419)	453		−	453	23,686		−	23,686
Real estate:
Residential	867		(233)		34		165	833		−	833	86,269		525	85,744
Commercial	1,008		−		−		4	1,012		141	871	135,070		7,648	127,422
Commercial, industrial & agricultural	327		(55)		−		47	319		−	319	44,807		−	44,807
Equity lines	385		(136)		37		137	423		−	423	24,330		−	24,330
Consumer	63		(40)		4		38	65		−	65	7,498		−	7,498
Unallocated	43		−		−		141	184		−	184	−		−	−
Total	$3,721		$(464)		$75	$	−	$3,332		$141	$3,191	$331,679		$8,173	$323,506

Loans by credit quality indicators as of June 30, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,539	$	−	$	−	$	−	$10,539
Land acquisition, development & commercial	26,510		−		11		−	26,521
Real estate loans:
Residential	93,468		4,274		253		−	97,995
Commercial	132,422		2,273		1,421		386	136,502
Commercial, industrial, agricultural	48,739		552		35		12	49,338
Equity lines	25,754		17		−		−	25,771
Consumer	7,397		−		12		−	7,409
Total Loans	$344,829		$7,116		$1,732		$398	$354,075

Loans by credit quality indicators as of December 31, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,019	$	−	$	−	$	−	$10,019
Land acquisition, development & commercial	23,672		−		14		−	23,686
Real estate loans:
Residential	81,409		4,335		50		475	86,269
Commercial	131,087		2,302		923		758	135,070
Commercial, industrial, agricultural	44,248		521		38		−	44,807
Equity lines	24,330		−		−		−	24,330
Consumer	7,475		−		2		21	7,498
Total Loans	$322,240		$7,158		$1,027		$1,254	$331,679

At June 30, 2015 and December 31, 2014, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the six months ended June 30, 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	—	—
Sales	(114)	—	(114)
Balance at the end of the period	$7,294	$(422)	$6,872

Changes in foreclosed properties for the six months ended June 30, 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	220	—	220
Writedowns	—	—	—
Sales	(1,391)	422	(969)
Balance at the end of the period	$7,907	$(513)	$7,394

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2015 and December 31, 2014 were as follows:

(Dollars In Thousands)	June 30, 2015	December 31, 2014
Residential lots	$2,909	$3,023
Residential development	423	423
Commercial lots	1,076	1,076
Commercial buildings	2,464	2,464
Total Other Real Estate Owned	$6,872	$6,986

There were no residential real estate loans in the process of foreclosure at June 30, 2015 or December 31, 2014.

Other real estate owned related expenses in the consolidated statements of income for the six months ended June 30, 2015 and June 30, 2014 include:

(Dollars In Thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net gain on sales	$—	$(5)
Provision for unrealized losses	—	—
Operating expenses	70	123
Total Other Real Estate Owned	$70	$118

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $68 thousand and $26 thousand for the years to date June 30, 2015 and 2014, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  On December 18, 2014, the Board of Directors granted 165 thousand shares which will vest over a five year period. Financial assumptions and variables used to determine the fair value of these stock options are; risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. The fair value of the options was determined to be $2.29 per option. Compensation expense will be charged to income ratably over the vesting period and was $38 thousand year to date June 30, 2015. As of June 30, 2015 there was $338 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 4.51 years. No options were granted during the six months ended June 30, 2015. All previously issued options were fully vested at the end of 2012.

A summary of option activity under the 2005 stock option plan year to date June 30, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2014	549,560	$8.61
Granted	—	—
Exercised	—	—
Forfeited	(3,100)	7.76
Balance at June 30, 2015	546,460	$8.62	$—	3.56
Exercisable at June 30, 2015	383,460	$9.35	$—	1.04

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $30 thousand and $26 thousand for the years to date June 30, 2015 and 2014, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 8,670 and 17,268 shares of restricted stock under the plan during the years to date June 30, 2015 and 2014, respectively. The weighted-average grant date fair value of restricted stock granted in 2015 was $7.70 compared to $6.25 in 2014.

As of June 30, 2015, there was $195 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2020. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the six months ended June 30, 2015		For the six months ended June 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	37,727	$5.56	27,846	$5.05
Granted	8,670	7.70	17,268	6.25
Vested	(10,848)	5.56	(7,387)	5.23
Cancelled	–	–	–	–
Nonvested at the end of the period	35,549	$6.08	37,727	$5.56

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

(Dollars In Thousands)		Carrying value at June 30, 2015
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$23,879	$–	$23,879	$–
Mortgaged-backed securities	8,070	–	8,070	–
Municipal securities	16,982	–	16,982	–

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,965	$–	$26,965	$–
Mortgaged-backed securities	9,739	–	9,739	–
Municipal securities	17,899	–	17,899	–

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

(Dollars In Thousands)		Carrying value at June 30, 2015
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$–	$–	$–	$–
Loans held for sale	382	–	382	–
Other real estate owned	6,872	–	3,255	3,617

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$–	$–	$–	$–
Loans held for sale	242	–	242	–
Other real estate owned	6,986	–	3,255	3,731

At June 30, 2015 and December 31, 2014, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for June 30, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$–	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	4%	(4%)

	$2,159	Internal evaluations	Internal evaluations	0%	-	33%	(13%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$–	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	4%	(4%)

	$2,273	Internal evaluations	Internal evaluations	0%	-	33%	(11%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At June 30, 2015 and December 31, 2014, management believes the carrying value of federal funds sold approximates estimated market value.

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

Other borrowings: The warehouse line of credit is a short term revolving credit facility used to fund mortgage loans originations until the underlying loan is sold. The warehouse line of credit, federal funds purchased, borrowings under repurchase agreements mature within 30 days and approximate their fair values.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at June 30, 2015:

(Dollars In Thousands)		Fair value at June 30, 2015
Description	Carrying value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$15,063	$13,563	$1,513	$–	$15,076
Federal funds sold	797	797	–	–	797
Securities available-for-sale	48,931	–	48,931	–	48,931
Restricted equity securities	2,695	–	2,695	–	2,695
Loans held for sale	382	–	382	–	382
Loans, net	350,762	–	–	351,485	351,485
Bank owned life insurance	6,198	–	6,198	–	6,198
Accrued income	1,876	–	1,876	–	1,876
Financial liabilities
Total deposits	377,217	–	377,840	–	377,840
FHLB borrowings	25,750	–	26,050	–	26,050
Other borrowings	552	–	552	–	552
Accrued interest payable	365	–	365	–	365

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2014:

(Dollars In Thousands)		Fair value at December 31, 2014
Description	Carrying value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$13,795	$11,794	$2,012	$–	$13,806
Federal funds sold	649	649	–	–	649
Securities available-for-sale	54,603	–	54,603	–	54,603
Restricted equity securities	2,476	–	2,476	–	2,476
Loans held for sale	242	–	242	–	242
Loans, net	328,347	–	–	332,167	332,167
Bank owned life insurance	3,622	–	3,622	–	3,622
Accrued income	1,924	–	1,924	–	1,924
Financial liabilities
Total deposits	362,595	–	350,418	–	350,418
FHLB borrowings	20,000	–	20,356	–	20,356
Other borrowings	422	–	422	–	422
Accrued interest payable	272	–	272	–	272

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and six months ended June 30, 2015 and 2014 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2015	2014
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$–	$108	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	–	37	Income tax expense
	$–	$71	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2015	2014
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$40	$108	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	14	37	Income tax expense
	$26	$71	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Three Months Ended June 30,
	2015			2014
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,296,237	$653	$0.20	3,287,567	$623	$0.19
Series C Preferred Stock Dividends		210			210
Effect of dilutive securities:
Convertible preferred stock	2,240,000	−	(0.04)	2,240,000	−	(0.04)
Earnings per common share, diluted	5,536,237	$863	$0.16	5,527,567	$833	$0.15

	For the Six Months Ended June 30,
	2015			2014
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,293,890	$1,219	$0.37	3,282,129	$1,216	$0.37
Series C Preferred Stock Dividends		420			420
Effect of dilutive securities:
Convertible preferred stock	2,240,000	−	(0.07)	2,240,000	−	(0.07)
Earnings per common share, diluted	5,533,890	$1,639	$0.30	5,522,129	$1,636	$0.30

At June 30, 2015 and 2014, stock options to purchase 546,460 and 384,560 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

Note 10. Subsequent Events

On July 23, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on September 15, 2015 to preferred shareholders of record August 31, 2015.

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

Due to limited available space at the downtown office and continued growth of the Company, Management recognized the need for an Operations Center that would provide ample space for current and future expansion. The Bank owned an office building, through foreclosure, at 4633 Brambleton Avenue in Roanoke that was converted to a secure Operations Center. At the end of 2014, the Board of Directors approved the Bank’s use of the property, and it was reclassed from other real estate owned to property and equipment. Beginning in December, 2014 and through the first half of 2015, 27 employees have relocated to the facility.

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

Discussion of Operations

Executive Summary

HomeTown Bankshares reported earnings for the second quarter of 2015 and year to date June 30, 2015 that exceeded earnings for the same periods in the prior year by 3.6% and 0.2%, respectively. Favorable variances in net interest income, provision for loan losses, and noninterest income were partially negated by higher noninterest expense. Net interest income rose as the result of the expanding loan portfolio. The net interest margin declined as competition for loans kept rates relatively low. Loan growth outpaced deposit growth through June and is anticipated to slow during the remainder of 2015. Credit quality continued to improve in the second quarter of 2015, and as a result no provision for loan losses has been deemed necessary in 2015. Noninterest expense was higher than the prior year due in part to expanding operations with the opening of the Salem branch office in July 2014.

Three Months Ended June 30, 2015

Net income attributable to HomeTown Bankshares was $863 thousand for the second quarter of 2015, an increase of $30 thousand or 3.6% for the same quarter last year. Favorable variances in net interest income, provision for loan losses, and noninterest income were partially offset by an unfavorable variance in noninterest expense.

Net interest income for the three months ended June 30, 2015 totaled $3.8 million and was $164 thousand or 4.5% higher than the same quarter in the prior year. The expansion of the loan portfolio fueled the increase. Average loans for the quarter were $348 million, up $13.1 million over the first quarter of 2015 and up $32.8 million or 10.4% over the second quarter of 2014. Deposits funded much of the expansion of the loan portfolio. Average total deposits for the second quarter of 2015 totaled $369 million, an increase of $6.0 million over the average for the previous quarter, and $22.4 million or 6.4% over the same quarter in 2014. A strategic reduction of the investment portfolio, an increase in Federal Home Loan Bank advances, and a reduction in liquidity funded the remainder of the growth in loans in the second quarter.

The net interest margin was 3.80%, 3.84%, and 3.86% for the three months ended June 30, 2015, March 31, 2015, and June 30, 2014, respectively. The squeeze in the margin is due to the drop in the yield on earning assets. The earning asset yield was 4.36% for the second quarter of 2015, three basis points below the previous quarter and seven basis points below the same quarter in 2014. At the same time the cost of funds rose one basis point over the first quarter of 2015 and decreased one basis points when compared to the second quarter of 2014. Competition has driven rates on new loans and renewals downward in the continuing low interest rate environment.

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,135	$1	0.13%	$550	$1	0.22%
Deposits in banks	5,061	8	0.65	6,933	11	0.62
Securities, taxable	34,723	176	2.03	44,440	267	2.40
Securities, nontaxable (1)	14,662	100	4.17	12,901	93	4.36
Restricted equity securities	2,815	35	5.02	2,511	30	4.77
Loans held for sale	706	7	3.89	353	4	4.97
Loans	347,659	4,040	4.66	314,821	3,770	4.80
Total earnings assets	406,761	4,367	4.36	382,509	4,176	4.43
Less: Allowance for loan losses	(3,322)			(3,781)
Total non-earning assets	41,735			32,912
Total Assets	$445,174			$411,640

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$80,269	$31	0.16%	$73,584	$36	0.19%
Money market savings	62,754	41	0.26	64,008	53	0.33
Regular savings	35,895	36	0.41	28,581	33	0.46
Time Deposits	137,488	357	1.04	135,929	320	0.95
FHLB borrowings	27,824	94	1.35	20,890	94	1.78
Other borrowings	1,781	8	1.78	1,427	4	1.22
Total interest bearing liabilities	346,011	567	0.66	324,419	540	0.67
Non-interest bearing liabilities:
Demand deposits	53,076			45,013
Other liabilities	1,378			851
Total liabilities	400,465			370,283
Total HomeTown Bankshares Corporation stockholders’ equity	44,365			41,357
Non-controlling interest in consolidated subsidiary	344	—		—	—
Total Liabilities and Stockholders’ Equity	$445,174	567		$411,640	540
Net interest income		$3,800			$3,636
Interest rate spread			3.70			3.76
Interest expense to average earning assets			0.56			0.57
Net interest margin			3.80%			3.86%

(1)    Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$—	$—	$—
Deposits in banks	(3)	—	(3)
Securities, taxable	(91)	(36)	(55)
Securities, nontaxable	7	(7)	14
Restricted equity securities	5	1	4
Loans held for sale	3	(2)	5
Loans	270	(69)	339
Total interest income	191	(113)	304

Interest expense:
Interest bearing liabilities:
Checking	(5)	(7)	2
Money market savings	(12)	(11)	(1)
Regular savings	3	(4)	7
Time Deposits	37	23	14
FHLB borrowings	—	(27)	27
Other borrowings	4	(1)	5
Total interest expense	27	(27)	54
Net interest income	$164	$(86)	$250

No provision for loan losses was recorded in the second quarter of 2015 compared to $132 thousand for the same quarter last year. See discussion under Allowance for Loan Losses for additional information.

Noninterest income totaled $695 thousand for the second quarter of 2015, up $189 thousand or 37.4% from the same period last year. Mortgage banking income was $241 thousand higher than the prior year, due in part to the resurgence in lending that began in the latter half of 2014 and continued in 2015.   The Roanoke Valley Association of Realtors (RVAR) reported 1,318 homes sold in the second quarter of 2015 compared to 1,147 for the same quarter last year. No gains were recorded from the sales of investment securities for the three months ended June 30, 2015, compared to gains of $108 thousand generated from sales of investment securities in the second quarter last year.

For the three months ended June 30, 2015, noninterest expense was $3.2 million, $425 thousand or 15.2% more than the $2.8 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended June 30, 2015 were $1.6 million compared to $1.4 million last year. The $238 thousand or 17.2% increase was due to several factors including the expansion of operations and normal recurring merit increases. The number of full time equivalent employees was 92 and 88, at the end of the second quarter of 2015 and 2014, respectively. Occupancy and equipment expense totaled $439 thousand in the second quarter of 2015, an increase of $75 thousand or 20.6% over last year, as a result of new facilities for branches and operations added since June 30, 2014.

Six Months Ended June 30, 2015

Net income attributable to HomeTown Bankshares for the year through June 30, 2015 was $1.6 million, slightly above the earnings for the same period in 2014. Favorable variances in net interest income, provision for loan losses, and noninterest income were largely offset by an unfavorable variance in noninterest expense.

Net interest income for the first half of 2015 totaled $7.5 million and was $315 thousand or 4.4% higher than the same period in the prior year. The growth in earning assets was the primary source of the increase in net interest income. Average earning assets for the six months ended June 30, 2015 were $402 million, an increase of $25.3 million or 6.7% over the average for the same period of time in 2014. Total average deposits increased $23.5 million during this same time frame and funded most of the expansion in earning assets.

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,085	$1	0.14%	$493	$1	0.24%
Deposits in banks	5,456	17	0.62	6,735	20	0.59
Securities, taxable	36,367	382	2.10	44,701	530	2.37
Securities, nontaxable (1)	14,684	203	4.20	12,948	187	4.37
Restricted equity securities	2,726	68	5.02	2,474	62	4.99
Loans held for sale	505	10	4.00	180	4	4.90
Loans	341,113	7,936	4.69	309,067	7,465	4.87
Total earnings assets	401,936	8,617	4.37	376,598	8,269	4.48
Less: Allowance for loan losses	(3,327)			(3,752)
Total non-earning assets	40,847			33,277
Total Assets	$439,456			$406,123

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$81,223	$64	0.16%	$72,484	$74	0.20%
Money market savings	61,152	82	0.27	64,818	109	0.34
Regular savings	34,969	71	0.41	27,850	64	0.47
Time Deposits	136,863	696	1.02	133,515	635	0.96
FHLB borrowings	25,632	183	1.42	19,978	185	1.85
Other borrowings	1,347	11	1.60	1,376	7	0.94
Total interest bearing liabilities	341,186	1,107	0.65	320,021	1,074	0.67
Non-interest bearing liabilities:
Demand deposits	52,286			44,366
Other liabilities	1,733			913
Total liabilities	395,205			365,300
Total HomeTown Bankshares Corporation stockholders’ equity	44,076			40,823
Non-controlling interest in consolidated subsidiary	175	—		—	—
Total Liabilities and Stockholders’ Equity	$439,456	1,107		$406,123	1,074
Net interest income		$7,510			$7,195
Interest rate spread			3.72			3.81
Interest expense to average earning assets			0.55			0.56
Net interest margin			3.82%			3.92%

(1)    Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$—	$(1)	$1
Deposits in banks	(3)	1	(4)
Securities, taxable	(148)	(49)	(99)
Securities, nontaxable	16	(14)	30
Restricted equity securities	6	—	6
Loans held for sale	6	(2)	8
Loans	471	(205)	676
Total interest income	348	(270)	618

Interest expense:
Interest bearing liabilities:
Checking	(10)	(17)	7
Money market savings	(27)	(21)	(6)
Regular savings	7	(9)	16
Time Deposits	61	31	30
FHLB borrowings	(2)	(48)	46
Other borrowings	4	(3)	7
Total interest expense	33	(67)	100
Net interest income	$315	$(203)	$518

The net interest margin for the six months ended June 30, 2015 was 3.82%, compared to 3.92% for the same period in 2014. The yield on earning assets declined 11 basis points during this time. The yield on loans was 4.69% and 4.87% for the six months ended June 30, 2015 and 2014, respectively. The lower yields reflect the fact that interest rates on new and repricing loans have been less in 2015 than 2014. The July, 2015 Federal District Beige Book recognized that competition for loans had led to aggressive pricing in the Fifth District which includes Virginia. The impact of lower loan yields on overall earning assets yields was partially mitigated by changing the mix of assets - directing funds from the investment portfolio to loans which have a higher return.

The cost of funds dropped 2 basis points for the six months ended June 30, 2015 compared to the first half of last year. There were a few downward adjustments of interest bearing deposit rates in 2015, which was partially offset by the higher cost of time deposits. In order to provide funding for loan growth two CD promotions have been offered since June, 2014. During the last quarter of 2014, the Company offered a competitive 27 month CD with a rate of 1.245% which helped stem the out flow from maturing CD’s and attracted additional funding. As the result of continued strong loan growth in 2015, another CD promotion was launched in the second quarter of 2015 offering a rate of 1.10% for 14 months.

The Federal Reserve has not raised interest rates since 2006. At the July 29, 2015 meeting, the Federal Open Market Committee (FOMC) again reaffirmed that to support continued progress toward maximum employment and price stability, current fed funds rates were appropriate. Most members of the FOMC have indicated that a rate increase this year will be appropriate. However Chair Yellen in her June 17, 2015 press conference said that “… no decision has been made by the Committee about what the right timing is of an increase. It will depend on unfolding data in the months ahead.” She stressed “…that the importance of a first decision to raise rates is something that should not be overblown, whether it’s September or December or March-what matters is the entire path of rates. …the Committee anticipates economic conditions that would call for a gradual evolution of the fed funds rate toward normalization.”

No provision for loan losses was recorded in the first half of 2015. For the first six months of 2014, a provision for loan losses of $202 thousand was recorded. See discussion under Allowance for Loan Losses for additional information.

For the year to date through June 30, 2015, noninterest income totaled $1.2 million, an increase of $391 thousand or 46.6% over the same period last year. Higher mortgage banking income in 2015 accounted for $331 thousand of the increase in noninterest income. The Roanoke Valley Association of Realtors reported sales of 2,177 homes for the first six months of 2015 compared to 1,936 during the same time period of 2014. Also an unexpected drop in long term interest rates in the first quarter of 2015 caused the pace of mortgage refinancing to increase significantly during the first few months of 2015. Growth in the number of core deposit accounts resulted in increased service charge income on deposit accounts, and ATM and interchange income. In total these items were up $91 thousand over last year. Other income was $37 thousand higher for the first six months of 2015 compared to the same period last year, due to increases of $19 thousand in merchant processing income and $13 thousand in title insurance commissions. Gains on sales of securities were $68 thousand less in the six months ended June 30, 2015 compared to the same period in 2014.

Year to date June 30, 2015, noninterest expense was $6.3 million, $877 thousand or 16.1% more than the $5.5 million recorded in the same period last year. Salaries and employee benefits through June 30, 2015 were $3.2 million compared to $2.8 million last year. The $367 thousand or 13.1% increase was due to several factors. The new Salem branch opened for business on July 28, 2014. Staffing of the new Salem branch accounted for $131 thousand of the increase for the current year over the prior year. Mortgage related commissions increased $102 thousand over the prior year as a result of the increase in volume of mortgage loan closings. Stock compensation expense was $42 thousand higher in 2015 than the prior year primarily as the result of stock options issued at the end of 2014. The cost of stock based compensation is recognized as expense on a straight-line basis over the requisite vesting period. The remainder of the increase in salaries reflects annual cost of living and merit pay increases. Occupancy and equipment expense totaled $884 thousand through June 30, 2015, an increase of $154 thousand or 21.1% over last year. Expansion of operations accounted for much of the increase. The new Salem branch opened for business on July 28, 2014 and accounted for $59 thousand, and the Operations Center accounted for $47 thousand of the increase. Some of the costs at the Operations Center were for major repairs that are not considered of a normal recurring monthly expense. Marketing expenses were accelerated in 2015 and through June were $174 thousand higher than the prior year to take advantage of competitive opportunities in the local banking market. On June 30, 2014, HomeTrust Bancshares, headquartered in Asheville, N.C., entered the Roanoke market by opening a commercial loan production office in Roanoke, and in the second half of 2014 by buying all of the Bank of America branches in the Roanoke and New River Valleys. In November 2014, Valley Bank announced its sale to the Bank of North Carolina. The merger was consummated on July 1, 2015, and signage is expected to be changed during the last quarter of this year. With the completion of the sale of Valley Bank, HomeTown Bank is now the largest community bank headquartered in the Roanoke Valley.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At June 30, 2015, the Company had total assets of $449 million, up $21.1 million or 4.9% over total assets of $428 million at December 31, 2014.   At the end of the second quarter of 2015, net loans had increased $22.4 million or 6.8% over year end 2014.

The Company’s liabilities at June 30, 2015 totaled $405 million compared to $385 million at December 31, 2014, an increase of $19.7 million or 5.1%.   Deposits accounted for $14.6 million of the increase and FHLB borrowings accounted for another $5.8 million.

At June 30, 2015 and December 31, 2014, the stockholders’ equity of HomeTown Bankshares was $44.3 million and $43.2 million, respectively, an increase of $1.1 million or 2.5%. The change in stockholders’ equity in the first six months of 2015 was mainly the result of net income.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Real Estate:
Construction and land development	$—	$—
Residential 1-4 families	—	475
Commercial real estate	386	758
Commercial loans	12	—
Equity lines	—	—
Loans to individuals	—	21
Total nonperforming loans	398	1,254
Other real estate owned	6,872	6,986
Total nonperforming assets, excluding performing restructured loans	7,270	8,240
Performing restructured loans	6,554	6,052
Total nonperforming assets, including restructured loans	$13,824	$14,292

Three of the loans classified as nonaccrual and totaling $852 thousand at year end 2014 were returned to an accrual status during the second quarter of 2015 based on their performance. The remaining two loans that continued to be classified as nonaccrual at June 30, 2015 were making payments and were not past due at the end of the quarter; however they are remaining on nonaccrual until performance warrants return to accrual status.

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.8 million at June 30, 2015.  Four of the six loans were performing in accordance with their restructured terms and were not on nonaccrual status.  The loan restructured into two TDR’s was included in nonaccrual loans at June 30, 2015 and December 31, 2014. For the six months ended June 30, 2014, no loans were modified in a TDR.

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2015 and December 31, 2014 are included in Note 5, and the activity in other real estate owned for the first six months of 2015 and 2014 is also included in Note 5.

No gains or losses on sales of other real estate were recorded in the first half of 2015. Gains on sales of other real estate owned totaled $5 thousand for the six months of 2014. There were no writedowns of other real estate owned during the six months ended June 30, 2015 or 2014.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the second quarter of 2015, no provision was recorded.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $135 thousand and $141 thousand at June 30, 2015 and December 31, 2014, respectively.  Impaired loans totaled $8.0 million and $8.2 million at June 30, 2015 and December 31, 2014, respectively.

The percentage of the allowance for loan losses to total loans was 0.94%, and 1.00% at June 30, 2015, and December 31, 2014, respectively.  Unallocated reserves were $139 thousand at June 30, 2015 and $184 thousand at December 31, 2014. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The major indicators of loan quality have continued to be favorable; however a couple were downgraded from March 31, 2015 due to changes in the local economy and competition. Roanoke’s only Fortune 500 Company is nearing the completion of displacing 500 white-collar jobs and selling its 203,000 square foot office building. Economic fallout of these and other displaced workers on all of the local markets is yet to be fully determined, but is considered negative to the Roanoke MSA’s economic output. The factor for the effects of external competition and other factors was downgraded as the result of increased competition from other financial institutions in the wake of the entry of HomeTrust Bancshares into our marketing area and the merger of Valley Bank with the Bank of North Carolina.

Net charges offs continue to be relatively low and as a percent of average loans were 0.01% for the first half of 2015. Net charge offs as a percent of average loans were 0.12% for the year 2014. Nonperforming loans were 0.11% and 0.38% of total loans at the end of the second quarter of 2015 and at the end of 2014, respectively. The allowance for loan losses to nonaccrual loans was over 800% at June 30, 2015 and 200% at December 31, 2014.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $53.6 million at June 30, 2015, compared to $56.8 million at December 31, 2014, and $60.8 million at June 30, 2014.   Liquidity declined and may decline further if the expansion of the loan portfolio continues to outpace deposit growth.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At June 30, 2015, the Company had borrowed $25.8 million of the $35.3 million of lendable collateral value, leaving $9.5 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available at June 30, 2015. At June 30, 2015, there were no advances outstanding on the fed funds or guidance lines.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank June 30, 2015	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$47,248	12.13%	$31,151	8.00%	$38,939	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$43,927	11.28%	$17,522	4.50%	$25,310	6.50%
Tier I Capital (to Risk-Weighted Assets)	$43,935	11.28%	$23,363	6.00%	$31,151	8.00%
Tier I Leverage (to Average Assets)	$43,935	9.87%	$17,807	4.00%	$22,259	5.00%

HomeTown Bank December 31, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$45,695	13.00%	$28,125	8.00%	$35,157	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	NA	NA	NA	NA	NA	NA
Tier I Capital (to Risk-Weighted Assets)	$42,363	12.05%	$14,063	4.00%	$21,094	6.00%
Tier I Capital (to Average Assets)	$42,363	10.00%	$16,952	4.00%	$21,190	5.00%

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

At June 30, 2015 outstanding commitments to extend credit including letters of credit were $86.5 million. There are no commitments to extend credit on impaired loans.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.)  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015, and 2014;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 13, 2015	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date August 13, 2015	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015, and 2014;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.