Form 10-Q
period 2015-09-30
HomeTown Bankshares Corp
filed 2015-11-13
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015.

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

As of November 12, 2015, 3,296,237 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

Dollars In Thousands, Except Share and Per Share Data	September 30, 2015	December 31, 2014
	(Unaudited)	*
Assets
Cash and due from banks	$30,377	$13,795
Federal funds sold	1,675	649
Securities available for sale, at fair value	50,686	54,603
Restricted equity securities, at cost	2,694	2,476
Loans held for sale	394	242
Loans, net of allowance for loan losses of $3,313 in 2015 and $3,332 in 2014	356,847	328,347
Property and equipment, net	14,658	14,900
Other real estate owned, net of valuation allowance of $562 in 2015 and $422 in 2014	6,708	6,986
Bank owned life insurance	6,242	3,622
Accrued income	1,873	1,924
Other assets	819	665
Total assets	$472,973	$428,209

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$81,450	$51,226
Interest-bearing	318,777	311,369
Total deposits	400,227	362,595
Federal Home Loan Bank borrowings	24,900	20,000
Other borrowings	861	422
Accrued interest payable	439	272
Other liabilities	1,009	1,695
Total liabilities	427,436	384,984

Commitments and contingencies	–	–

Stockholders’ equity:
Convertible preferred stock, no par value; Series C 20,000 shares authorized, 14,000 issued and outstanding at September 30, 2015 and at December 31, 2014	13,293	13,293
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,296,237 (includes 35,549 restricted shares) at September 30, 2015 and 3,287,567 (includes 37,727 restricted shares) at December 31, 2014	16,481	16,438
Surplus	15,369	15,310
Retained deficit	(407)	(2,271)
Accumulated other comprehensive income	434	455
Total HomeTown Bankshares Corporation stockholders’ equity	45,170	43,225
Non-controlling interest in consolidated subsidiary	367	–
Total stockholders’ equity	45,537	43,225
Total liabilities and stockholders’ equity	$472,973	$428,209

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the three and nine months ended September 30, 2015 and 2014

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars In Thousands, Except Share and Per Share Data	2015	2014	2015	2014
Interest and dividend income:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loans and fees on loans	$4,173	$3,845	$12,119	$11,314
Taxable investment securities	170	240	552	770
Nontaxable investment securities	100	106	303	293
Dividends on restricted stock	36	32	104	94
Other interest income	10	9	28	30
Total interest and dividend income	4,489	4,232	13,106	12,501
Interest expense:
Deposits	490	426	1,403	1,308
Other borrowed funds	100	94	294	286
Total interest expense	590	520	1,697	1,594
Net interest income	3,899	3,712	11,409	10,907
Provision for loan losses	–	–	–	202
Net interest income after provision for loan losses	3,899	3,712	11,409	10,705

Noninterest income:
Service charges on deposit accounts	128	118	362	326
ATM and interchange income	148	113	416	316
Mortgage banking	161	102	539	149
Gains on sales of investment securities	12	–	52	108
Other income	232	168	542	441
Total noninterest income	681	501	1,911	1,340

Noninterest expense:
Salaries and employee benefits	1,641	1,510	4,801	4,303
Occupancy and equipment expense	441	398	1,325	1,128
Data processing expense	215	177	632	529
Advertising and marketing expense	198	196	607	431
Professional fees	80	245	303	432
Bank franchise taxes	66	65	197	196
FDIC insurance expense	80	85	239	197
Losses (gains) on sales and writedowns of other real estate owned, net	140	–	140	(5)
Other real estate owned expense	35	50	105	173
Directors’ fees	56	56	166	165
Other expense	385	310	1,153	997
Total noninterest expense	3,337	3,092	9,668	8,546
Net income before income taxes	1,243	1,121	3,652	3,499
Income tax expense	381	344	1,108	1,086
Net income	862	777	2,544	2,413
Less net income attributable to non-controlling interest	7	–	50	–
Net income attributable to HomeTown Bankshares Corporation	855	777	2,494	2,413
Effective dividends on preferred stock	210	210	630	630
Net income available to common stockholders	$645	$567	$1,864	$1,783
Basic earnings per common share	$0.20	$0.17	$0.57	$0.54
Diluted earnings per common share	$0.15	$0.14	$0.45	$0.44
Weighted average common shares outstanding	3,296,237	3,287,567	3,294,681	3,283,962
Diluted weighted average common shares outstanding	5,536,237	5,527,567	5,534,681	5,523,962

See Notes to Consolidated Financial Statements

 HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2015 and 2014

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$862	$777	$2,544	$2,413

Other comprehensive income:
Net unrealized holding gains on securities available for sale during the period	275	168	20	1,450
Deferred income tax expense on unrealized holding gains on securities available for sale	(93)	(57)	(7)	(493)
Reclassification adjustment for gains on sales of investment securities included in net income	(12)	–	(52)	(108)
Tax expense related to realized gains on securities sold	4	–	18	37
Total other comprehensive income (loss)	174	111	(21)	886
Comprehensive income	1,036	888	2,523	3,299
Less: Comprehensive income attributable to the non-controlling interest	7	–	50	–
Comprehensive income attributable to HomeTown Bankshares Corporation	$1,029	$888	$2,473	$3,299

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014

	For the Nine Months Ended September 30,
Dollars in Thousands	2015	2014
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$2,544	$2,413
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	571	482
Provision for loan losses	–	202
Amortization of premium on securities, net	440	438
Gains on sales of loans held for sale	(407)	(106)
Losses (gains) on sales and writedowns of other real estate, net	140	(5)
Gains on sales of investment securities	(52)	(108)
Increase in value of life insurance contracts	(120)	(77)
Stock compensation expense	102	41
Originations of loans held for sale	(18,136)	(6,400)
Proceeds from sales of loans held for sale	18,391	6,189
Changes in assets and liabilities:
Accrued income	51	100
Other assets	(154)	(47)
Deferred taxes, net	11	603
Accrued interest payable	167	9
Other liabilities	(686)	589
Net cash flows provided by operating activities	2,862	4,323
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	(1,026)	627
Purchases of investment securities available for sale	(5,997)	(6,438)
Sales, maturities, and calls of available for sale securities	9,494	8,710
Purchase of restricted equity securities, net	(218)	(13)
Net increase in loans	(28,500)	(23,352)
Proceeds from sales of other real estate	138	982
Purchases of bank owned life insurance	(2,500)	–
Purchases of property and equipment	(329)	(1,863)
Net cash flows used in investing activities	(28,938)	(21,347)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	30,224	947
Net increase in interest-bearing deposits	7,408	10,760
Net increase in FHLB borrowings	4,900	250
Net increase in other borrowings	439	211
Net increase in equity of non-controlling interest	317	–
Preferred stock dividend payment	(630)	(630)
Net cash flows provided by financing activities	42,658	11,538
Net increase (decrease) in cash and cash equivalents	16,582	(5,486)
Cash and cash equivalents, beginning	13,795	19,537
Cash and cash equivalents, ending	$30,377	$14,051
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,530	$1,585
Cash payments for income taxes	$1,676	$42
Supplemental disclosure of noncash investing activities:
Change in unrealized gains on available for sale securities	$(32)	$1,342
Transfer from loans to other real estate	$–	$1,520

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

Basis of Presentation

The consolidated financial statements as of September 30, 2015 and for the periods ended September 30, 2015 and 2014 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended September 30, 2015 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2014, included in the Company’s Form 10-K for the year ended December 31, 2014. Interim financial performance is not necessarily indicative of performance for the full year.

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

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2015 and December 31, 2014, are as follows:

(Dollars In Thousands)	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$24,385	$301	$(103)	$24,583
Mortgage-backed securities	8,841	86	(57)	8,870
Municipal securities	16,802	465	(34)	17,233
	$50,028	$852	$(194)	$50,686

(Dollars In Thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$26,812	$333	$(180)	$26,965
Mortgage-backed securities	9,678	125	(64)	9,739
Municipal securities	17,423	531	(55)	17,899
	$53,913	$989	$(299)	$54,603

U. S. Government and federal agency securities: The unrealized losses on 15 of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Mortgage-backed securities: The unrealized losses on 11 of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Municipal securities: The unrealized losses on 10 of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and credit spreads and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

The following tables demonstrate the unrealized loss position of available-for-sale securities at September 30, 2015 and December 31, 2014. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	September 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$2,844	$(32)	$5,331	$(71)	$8,175	$(103)
Mortgage-backed securities	2,842	(21)	2,235	(36)	5,077	(57)
Municipal securities	3,066	(28)	270	(6)	3,336	(34)
	$8,752	$(81)	$7,836	$(113)	$16,588	$(194)

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$5,568	$(48)	$7,078	$(132)	$12,646	$(180)
Mortgage-backed securities	742	(6)	4,058	(58)	4,800	(64)
Municipal securities	1,625	(20)	2,186	(35)	3,811	(55)
	$7,935	$(74)	$13,322	$(225)	$21,257	$(299)

There are 36 debt securities with fair values totaling $16.6 million considered temporarily impaired at September 30, 2015.  As of September 30, 2015, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $67 thousand and realized losses on $15 thousand on sales of securities in the first nine months of 2015. The Company realized gains of $132 thousand and $24 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at September 30, 2015, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost		Fair Value
One year or less	$	−	$	−
Over one through five years		1,931		1,961
Over five through ten years		9,268		9,332
Greater than 10 years		38,829		39,393
		$50,028		$50,686

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2015 and December 31, 2014 were as follows:

(Dollars In Thousands)	September 30, 2015	December 31, 2014
Construction loans:
Residential	$12,398	$10,019
Land acquisition, development & commercial	27,566	23,686
Real estate:
Residential	97,803	86,269
Commercial	139,751	135,070
Commercial, industrial & agricultural	49,649	44,807
Equity lines	25,308	24,330
Consumer	7,685	7,498
Total	360,160	331,679
Less allowance for loan losses	(3,313)	(3,332)
Loans, net	$356,847	$328,347

The past due and nonaccrual status of loans as of September 30, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due		Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$194	$	−	$	−	$194	$12,204	$12,398	$	−
Land acquisition, development & commercial	−		−		11	11	27,555	27,566		11
Real estate:
Residential	−		50		99	149	97,654	97,803		−
Commercial	795		29		−	824	138,927	139,751		378
Commercial, industrial & agricultural	82		−		35	117	49,532	49,649		47
Equity lines	51		−		−	51	25,257	25,308		−
Consumer	3		−		−	3	7,682	7,685		−
Total	$1,125		$79		$145	$1,349	$358,811	$360,160		$436

The past due and nonaccrual status of loans as of December 31, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$10,019	$10,019	$	−
Land acquisition, development & commercial		−		−		−		−	23,686	23,686		−
Real estate:
Residential		−		381		261		642	85,627	86,269		475
Commercial		−		85		−		85	134,985	135,070		758
Commercial, industrial & agricultural		96		−		−		96	44,711	44,807		−
Equity lines		105		−		−		105	24,225	24,330		−
Consumer		10		36		−		46	7,452	7,498		21
Total		$211		$502		$261		$974	$330,705	$331,679		$1,254

There were one loan of $99 thousand that were past due ninety days or more and still accruing interest as of September 30, 2015. There were no loans that were past due ninety days or more and still accruing interest at December 31, 2014.

Impaired loans, which include TDR’s of $6.8 million, and the related allowance at September 30, 2015, were as follows:

September 30, 2015 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		249		249		−		257		6
Commercial		7,584		7,584		−		7,658		210
Commercial, industrial & agricultural		12		12		−		12		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$7,845		$7,845	$	−		$7,927		$216

September 30, 2015 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		132		132		132		137		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$132		$132		$132		$137	$	−

Impaired loans, which include TDR’s of $6.7 million, and the related allowance at December 31, 2014, were as follows:

December 31, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		525		700		−		605		12
Commercial		7,507		7,507		−		8,563		289
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$8,032		$8,207	$	−		$9,168		$301

December 31, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		141		141		141		153		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$141		$141		$141		$153	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.8 million at September 30, 2015.  This compares with $6.7 million in total restructured loans at December 31, 2014.

No loans were modified in a TDR during the third quarter of 2015.

The following table presents by class of loan, information related to the loan modified in a TDR during the nine months ended September 30, 2015:

	Loans modified as TDR's For the nine months ended September 30, 2015
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

The following table presents by class of loan, information related to the loan modified in a TDR during the third quarter ended September 30, 2014:

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

The following table presents by class of loan, information related to the loan modified in a TDR during the nine months ended September 30, 2014:

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

Four of the six loans totaling $6.5 million were not on nonaccrual status at September 30, 2015. The other two loans totaling $258 thousand were on nonaccrual status at the end of the third quarter of 2015.  The loan restructured into two TDR’s in the nine months ended September 30, 2015 was included in substandard nonaccrual loans and impaired loans at the end of 2014. All six TDR’s were current with their restructured terms at September 30, 2015. None of the loans restructured as TDR’s in 2014 or 2015 have been past due over 90 days.

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

Note 4. Allowance for Loan Losses

The following table presents, as of September 30, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

September 30, 2015	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending Balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$56	$99	$	−	$99	$12,398	$	−	$12,398
Land acquisition, development & commercial	453		−		−		(262)	191		−	191	27,566		−	27,566
Real estate:
Residential	833		−		1		183	1,017		−	1,017	97,803		249	97,554
Commercial	1,012		−		−		73	1,085		132	953	139,751		7,716	132,035
Commercial, industrial & agricultural	319		−		10		115	444		−	444	49,649		12	49,637
Equity lines	423		−		−		(122)	301		−	301	25,308		−	25,308
Consumer	65		(60)		30		44	79		−	79	7,685		−	7,685
Unallocated	184		−		−		(87)	97		−	97	−		−	−
Total	$3,332		$(60)		$41	$	−	$3,313		$132	$3,181	$360,160		$7,977	$352,183

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2014	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment

Construction loans:
Residential	$156	$	−	$	−		$(113)	$43	$	−	$43	$10,019	$	−	$10,019
Land acquisition, development & commercial	872		−		−		(419)	453		−	453	23,686		−	23,686
Real estate:
Residential	867		(233)		34		165	833		−	833	86,269		525	85,744
Commercial	1,008		−		−		4	1,012		141	871	135,070		7,648	127,422
Commercial, industrial & agricultural	327		(55)		−		47	319		−	319	44,807		−	44,807
Equity lines	385		(136)		37		137	423		−	423	24,330		−	24,330
Consumer	63		(40)		4		38	65		−	65	7,498		−	7,498
Unallocated	43		−		−		141	184		−	184	−		−	−
Total	$3,721		$(464)		$75	$	−	$3,332		$141	$3,191	$331,679		$8,173	$323,506

Loans by credit quality indicators as of September 30, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$12,398	$	−	$	−	$	−	$12,398
Land acquisition, development & commercial	27,555		−		−		11	27,566
Real estate loans:
Residential	93,311		4,243		249		−	97,803
Commercial	136,792		1,172		1,409		378	139,751
Commercial, industrial, agricultural	49,078		524		−		47	49,649
Equity lines	25,308		−		−		−	25,308
Consumer	7,675		−		10		−	7,685
Total Loans	$352,117		$5,939		$1,668		$436	$360,160

Loans by credit quality indicators as of December 31, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,019	$	−	$	−	$	−	$10,019
Land acquisition, development & commercial	23,672		−		14		−	23,686
Real estate loans:
Residential	81,409		4,335		50		475	86,269
Commercial	131,087		2,302		923		758	135,070
Commercial, industrial, agricultural	44,248		521		38		−	44,807
Equity lines	24,330		−		−		−	24,330
Consumer	7,475		−		2		21	7,498
Total Loans	$322,240		$7,158		$1,027		$1,254	$331,679

At September 30, 2015 and December 31, 2014, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the nine months ended September 30, 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	(140)	(140)
Sales	(138)	—	(138)
Balance at the end of the period	$7,270	$(562)	$6,708

Changes in foreclosed properties for the nine months ended September 30, 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	1,520	—	1,520
Writedowns	—	—	—
Sales	(1,399)	422	(977)
Balance at the end of the period	$9,199	$(513)	$8,686

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2015 and December 31, 2014 were as follows:

(Dollars In Thousands)	September 30, 2015	December 31, 2014
Residential lots	$2,886	$3,023
Residential development	423	423
Commercial lots	990	1,076
Commercial buildings	2,409	2,464
Total Other Real Estate Owned	$6,708	$6,986

There were no residential real estate loans in the process of foreclosure at September 30, 2015 or December 31, 2014.

Other real estate owned related expenses in the consolidated statements of income for the three and nine months ended September 30, 2015 and September 30, 2014 include:

(Dollars In Thousands)	Three months Ended September 30, 2015	Three months Ended September 30, 2014	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
Net gain on sales	$—	$—	$—	$(5)
Provision for unrealized losses	140	—	140	—
Operating expenses	35	50	105	173
Total Other Real Estate Owned	$175	$50	$245	$168

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $102 thousand and $41 thousand for the years to date September 30, 2015 and 2014, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  On December 18, 2014, the Board of Directors granted 165 thousand shares which will vest over a five year period. Financial assumptions and variables used to determine the fair value of these stock options are; risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. The fair value of the options was determined to be $2.29 per option. Compensation expense will be charged to income ratably over the vesting period and was $56 thousand year to date September 30, 2015. As of September 30, 2015 there was $320 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 4.25 years. No options were granted during the nine months ended September 30, 2015. All previously issued options were fully vested at the end of 2012.

A summary of option activity under the 2005 stock option plan year to date September 30, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2014	549,560	$8.61
Granted	–	–
Exercised	–	–
Forfeited	(3,100)	7.76
Balance at September 30, 2015	546,460	$8.62	$–	3.31
Exercisable at September 30, 2015	383,460	$9.35	$–	0.79

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2015.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $46 thousand and $41 thousand for the years to date September 30, 2015 and 2014, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 8,670 and 17,268 shares of restricted stock under the plan during the years to date September 30, 2015 and 2014, respectively. The weighted-average grant date fair value of restricted stock granted in 2015 was $7.70 compared to $6.25 in 2014.

As of September 30, 2015, there was $180 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2020. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	37,727	$5.56	27,846	$5.05
Granted	8,670	7.70	17,268	6.25
Vested	(10,848)	5.56	(7,387)	5.23
Cancelled	–	–	–	–
Nonvested at the end of the period	35,549	$6.08	37,727	$5.56

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

(Dollars In Thousands)		Carrying value at September 30, 2015
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$24,583	$–	$24,583	$–
Mortgaged-backed securities	8,870	–	8,870	–
Municipal securities	17,233	–	17,233	–

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,965	$–	$26,965	$–
Mortgaged-backed securities	9,739	–	9,739	–
Municipal securities	17,899	–	17,899	–

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

(Dollars In Thousands)		Carrying value at September 30, 2015
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$–	$–	$–	$–
Loans held for sale	394	–	394	–
Other real estate owned	6,708	–	328	6,380

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$–	$–	$–	$–
Loans held for sale	242	–	242	–
Other real estate owned	6,986	–	3,255	3,731

At September 30, 2015 and December 31, 2014, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for September 30, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$–	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%)

Other real estate owned	$4,245	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	0%	-	20%	(10%)

	$2,135	Internal evaluations	Internal evaluations	4%	-	39%	(14%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$–	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	4%	(4%)

	$2,273	Internal evaluations	Internal evaluations	0%	-	33%	(11%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At September 30, 2015 and December 31, 2014, management believes the carrying value of federal funds sold approximates estimated market value.

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at September 30, 2015:

(Dollars In Thousands)		Fair value at September 30, 2015
Description	Carrying value as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$30,377	$28,377	$2,008	$–	$30,385
Federal funds sold	1,675	1,675	–	–	1,675
Securities available-for-sale	50,686	–	50,686	–	50,686
Restricted equity securities	2,694	–	2,694	–	2,694
Loans held for sale	394	–	394	–	394
Loans, net	356,847	–	–	360,535	360,535
Bank owned life insurance	6,242	–	6,242	–	6,242
Accrued income	1,873	–	1,873	–	1,873
Financial liabilities
Total deposits	400,227	–	400,788	–	400,788
FHLB borrowings	24,900	–	25,171	–	25,171
Other borrowings	861	–	861	–	861
Accrued interest payable	439	–	439	–	439

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2014:

(Dollars In Thousands)		Fair value at December 31, 2014
Description	Carrying value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$13,795	$11,794	$2,012	$-	$13,806
Federal funds sold	649	649	-	-	649
Securities available-for-sale	54,603	-	54,603	-	54,603
Restricted equity securities	2,476	-	2,476	-	2,476
Loans held for sale	242	-	242	-	242
Loans, net	328,347	-	-	332,167	332,167
Bank owned life insurance	3,622	-	3,622	-	3,622
Accrued income	1,924	-	1,924	-	1,924
Financial liabilities
Total deposits	362,595	-	350,418	-	350,418
FHLB borrowings	20,000	-	20,356	-	20,356
Other borrowings	422	-	422	-	422
Accrued interest payable	272	-	272	-	272

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and nine months ended September 30, 2015 and 2014 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2015	2014
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$12	–	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	4	–	Income tax expense
	$8	–	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Nine months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2015	2014
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$52	$108	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	18	37	Income tax expense
	$34	$71	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Three Months Ended September 30,
	2015			2014
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,296,237	$645	$0.20	3,287,567	$567	$0.17
Series C Preferred Stock Dividends		210			210
Effect of dilutive securities:
Convertible preferred stock	2,240,000	–	(0.05)	2,240,000	–	(0.03)
Earnings per common share, diluted	5,536,237	$855	$0.15	5,527,567	$777	$0.14

	For the Nine months Ended September 30,
	2015			2014
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,294,681	$1,864	$0.57	3,283,962	$1,783	$0.54
Series C Preferred Stock Dividends		630			630
Effect of dilutive securities:
Convertible preferred stock	2,240,000	–	(0.12)	2,240,000	–	(0.10)
Earnings per common share, diluted	5,534,681	$2,494	$0.45	5,523,962	$2,413	$0.44

At September 30, 2015 and 2014, stock options to purchase 546,460 and 384,560 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

Note 10. Subsequent Events

On October 22, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on December 15, 2015 to preferred shareholders of record November 30, 2015.

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

Discussion of Operations

Executive Summary

HomeTown Bankshares reported earnings for the third quarter of 2015 and year to date September 30, 2015 that exceeded earnings for the same periods in the prior year by 10.0% and 3.4%, respectively. Favorable variances in net interest income and noninterest income were partially negated by higher noninterest expense. Net interest income rose as the result of the expanding loan portfolio. The net interest margin declined as competition for loans kept rates relatively low. Credit quality continued to improve in the third quarter of 2015, and as a result no provision for loan losses has been deemed necessary in 2015.

Three Months Ended September 30, 2015

Net income attributable to HomeTown Bankshares was $855 thousand for the third quarter of 2015, an increase of $78 thousand or 10.0% over the same quarter last year. Favorable variances in net interest income, and noninterest income were partially offset by an unfavorable variance in noninterest expense.

Net interest income for the three months ended September 30, 2015 totaled $3.9 million, $100 thousand higher than the previous quarter, and was $187 thousand or 5.0% greater than the same quarter in the prior year. The expansion of the loan portfolio fueled the increase. Average loans for the quarter were $357 million, up $9.1 million over the second quarter of 2015 and up $37.7 million or 11.8% over the third quarter of 2014. The rate of loan growth has declined each quarter of 2015 and this trend is expected to continue into the fourth quarter. Deposits funded much of the expansion of the loan portfolio. Average total deposits for the third quarter of 2015 totaled $385 million, an increase of $15.8 million over the average for the previous quarter, and $34.9 million or 10.0% over the same quarter in 2014. A strategic reduction of the investment portfolio funded the remainder of the growth in loans in the third quarter of 2015 compared to the third quarter of 2014.

The net interest margin was 3.77%, 3.80%, and 3.88% for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014, respectively. The decline in the margin is due to the drop in the yield on earning assets. The earning asset yield was 4.33% for the third quarter of 2015, three basis points below the previous quarter and eight basis points below the same quarter in 2014. At the same time the cost of funds for the third quarter of 2015 was the same as the previous quarter, and increased three basis points when compared to the third quarter of 2014. Competition has driven rates on new loans and renewals downward in the continuing low interest rate environment. The increase in the cost of funds in the third quarter of 2015 over 2014 resulted from a CD promotion in December 2014 and June 2015 to raise funding to meet loan demand. The higher cost of Federal Home Loan Bank advances also contributed to the increase in the cost of funds.

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,206	$—	0.12%	$1,662	$—	0.12%
Deposits in banks	4,936	10	0.83	5,161	9	0.69
Securities, taxable	35,142	170	2.02	41,928	240	2.29
Securities, nontaxable (1)	14,516	100	4.11	14,968	106	4.25
Restricted equity securities	2,694	36	5.32	2,728	32	4.74
Loans held for sale	444	5	4.15	328	3	4.00
Loans	356,814	4,168	4.63	319,080	3,842	4.78
Total earnings assets	415,752	4,489	4.33	385,855	4,232	4.41
Less: Allowance for loan losses	(3,315)			(3,614)
Total non-earning assets	45,873			38,098
Total Assets	$458,310			$420,339

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$78,534	$28	0.14%	$77,503	$33	0.17%
Money market savings	66,496	40	0.24	62,238	47	0.30
Regular savings	36,351	36	0.39	29,966	34	0.45
Time Deposits	142,134	386	1.07	132,990	312	0.93
FHLB borrowings	25,092	94	1.46	25,892	89	1.36
Other borrowings	1,273	6	1.67	1,144	5	1.63
Total interest bearing liabilities	349,880	590	0.66	329,733	520	0.63
Non-interest bearing liabilities:
Demand deposits	61,595			47,554
Other liabilities	1,532			986
Total liabilities	413,007			378,273
Total HomeTown Bankshares Corporation stockholders’ equity	44,939			42,066
Non-controlling interest in consolidated subsidiary	364	—		—	—
Total Liabilities and Stockholders’ Equity	$458,310	590		$420,339	520
Net interest income		$3,899			$3,712
Interest rate spread			3.67			3.78
Interest expense to average earning assets			0.56			0.53
Net interest margin			3.77%			3.88%

(1) Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$—	$—	$—
Deposits in banks	1	2	(1)
Securities, taxable	(70)	(33)	(37)
Securities, nontaxable	(6)	(3)	(3)
Restricted equity securities	4	4	—
Loans held for sale	2	—	2
Loans	326	(87)	413
Total interest income	257	(117)	374

Interest expense:
Interest bearing liabilities:
Checking	(5)	(6)	1
Money market savings	(7)	(10)	3
Regular savings	2	(5)	7
Time Deposits	74	31	43
FHLB borrowings	5	7	(2)
Other borrowings	1	—	1
Total interest expense	70	17	53
Net interest income	$187	$(134)	$321

No provision for loan losses was recorded in the third quarter of 2015 or 2014. See discussion under Allowance for Loan Losses for additional information.

Noninterest income totaled $681 thousand for the third quarter of 2015, up $180 thousand or 35.9% from the same period last year. Service charges on deposit accounts, and ATM and interchange income were up $45 thousand for the third quarter of 2015 compared to 2014 due to deposit growth and changes late in the quarter in the fee structure to be more in line with industry norms. Mortgage banking income was $59 thousand higher than the prior year, due in part to the resurgence in lending that began in the latter half of 2014 and continued in 2015.   The Roanoke Valley Association of Realtors (RVAR) reported 1,399 homes sold in the third quarter of 2015 compared to 1,168 for the same quarter last year. Other income was $64 thousand higher for the quarter ended September 30, 2015 compared to the same quarter last year due to higher investment brokerage commission fees, merchant processing income and loan fees.

For the three months ended September 30, 2015, noninterest expense was $3.3 million, $245 thousand or 7.9% more than the $3.1 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended September 30, 2015 were $1.6 million compared to $1.5 million last year. The $131 thousand or 8.7% increase was due to several factors including the expansion of operations and normal recurring merit increases, and increased stock and deferred compensation plan costs. Occupancy and equipment expense totaled $441 thousand in the third quarter of 2015, an increase of $43 thousand or 10.8% over last year, as a result of new facilities for operations added in December 2014.

Nine months Ended September 30, 2015

Net income attributable to HomeTown Bankshares for the year through September 30, 2015 was $2.5 million, $81 thousand or 3.4% above the earnings for the same period in 2014. Favorable variances in net interest income, provision for loan losses, and noninterest income were partially offset by an unfavorable variance in noninterest expense.

Net interest income for the first nine months of 2015 totaled $11.4 million and was $502 thousand or 4.6% higher than the same period in the prior year. The growth in earning assets was the driver of the increase in net interest income. Average earning assets for the nine months ended September 30, 2015 were $407 million, an increase of $26.9 million or 7.1% over the average for the same period of time in 2014. Total average deposits increased $27.1 million during this same time frame and funded the expansion in earning assets.

	For the Nine months Ended September 30, 2015			For the Nine months Ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,125	$1	0.13%	$883	$1	0.16%
Deposits in banks	5,282	27	0.69	6,211	29	0.62
Securities, taxable	35,959	552	2.10	43,777	770	2.35
Securities, nontaxable (1)	14,628	303	4.13	13,621	293	4.28
Restricted equity securities	2,715	104	5.12	2,559	94	4.90
Loans held for sale	485	15	4.04	199	8	5.13
Loans	346,347	12,104	4.67	312,404	11,306	4.84
Total earnings assets	406,541	13,106	4.36	379,654	12,501	4.45
Less: Allowance for loan losses	(3,323)			(3,706)
Total non-earning assets	42,594			35,043
Total Assets	$445,812			$410,991

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$80,326	$92	0.15%	$74,157	$107	0.19%
Money market savings	62,934	122	0.26	63,958	156	0.33
Regular savings	35,430	107	0.40	28,555	98	0.46
Time Deposits	138,620	1,082	1.04	133,340	947	0.95
FHLB borrowings	25,452	278	1.44	21,949	275	1.65
Other borrowings	1,322	16	1.62	1,276	11	1.17
Total interest bearing liabilities	344,084	1,697	0.66	323,235	1,594	0.66
Non-interest bearing liabilities:
Demand deposits	55,215			45,430
Other liabilities	1,894			1,043
Total liabilities	401,193			369,708
Total HomeTown Bankshares Corporation stockholders’ equity	44,380			41,283
Non-controlling interest in consolidated subsidiary	239	—		—	—
Total Liabilities and Stockholders’ Equity	$445,812	1,697		$410,991	1,594
Net interest income		$11,409			$10,907
Interest rate spread			3.70			3.79
Interest expense to average earning assets			0.56			0.56
Net interest margin			3.80%			3.89%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$—	$—	$—
Deposits in banks	(2)	3	(5)
Securities, taxable	(218)	(83)	(135)
Securities, nontaxable	10	(18)	28
Restricted equity securities	10	4	6
Loans held for sale	7	(2)	9
Loans	798	(294)	1,092
Total interest income	605	(390)	995

Interest expense:
Interest bearing liabilities:
Checking	(15)	(23)	8
Money market savings	(34)	(32)	(2)
Regular savings	9	(14)	23
Time Deposits	135	63	72
FHLB borrowings	3	(37)	40
Other borrowings	5	(3)	8
Total interest expense	103	(46)	149
Net interest income	$502	$(344)	$846

The net interest margin for the nine months ended September 30, 2015 was 3.80%, compared to 3.89% for the same period in 2014. The yield on earning assets declined 9 basis points during this time. The yield on loans was 4.67% and 4.84% for the nine months ended September 30, 2015 and 2014, respectively. The lower yields reflect the fact that interest rates on new and repricing loans have been less in 2015 than 2014. The cost of funds was 0.56% for the nine months ended September 30, 2015 and 2014. There were a few downward adjustments of interest bearing deposit rates in 2015, which were partially offset by the higher cost of time deposits. In order to provide funding for loan growth, two CD promotions have been offered since September, 2014. During the last quarter of 2014, the Company offered a competitive 27 month CD with a rate of 1.245% which helped stem the out flow from maturing CD’s and attracted additional funding. As the result of continued strong loan growth in 2015, a CD promotion was launched in the second quarter of 2015 offering a rate of 1.10% for 14 months.

The Federal Reserve has not raised interest rates since 2006. At the October 28, 2015 meeting, the Federal Open Market Committee (FOMC) voted to leave their target range for fed funds at 0.00% to 0.25% for the 55th consecutive meeting. The statement specifically mentioned assessing progress towards its objective of maximum employment and 2 percent inflation at the next meeting to evaluate whether to raise rates.

No provision for loan losses was recorded in the first nine months of 2015. For the first nine months of 2014, a provision for loan losses of $202 thousand was recorded. See discussion under Allowance for Loan Losses for additional information.

For the year to date through September 30, 2015, noninterest income totaled $1.9 million, an increase of $571 thousand or 42.6% over the same period last year. Higher mortgage banking income in 2015 accounted for $390 thousand of the increase in noninterest income. The RVAR reported sales of 3,576 for the first nine months of 2015 compared to 3,104 during the same time period of 2014. Also an unexpected drop in long term interest rates in the first quarter of 2015 caused the pace of mortgage refinancing to increase significantly during the first few months of 2015. Growth in the number of core deposit accounts resulted in increased service charge income on deposit accounts, and ATM and interchange income. In total these items were up $136 thousand over last year. Other income was $101 thousand higher for the first nine months of 2015 compared to the same period last year, due to increases in merchant processing income and the increase in the value of Bank Owned Life Insurance, due in part to the inclusion of additional executive officers in 2015 . Gains on sales of securities were $56 thousand less in the nine months ended September 30, 2015 compared to the same period in 2014.

Year to date September 30, 2015, noninterest expense was $9.7 million, $1.1 million or 13.1% more than the $8.5 million recorded in the same period last year. Salaries and employee benefits through September 30, 2015 were $4.8 million compared to $4.3 million last year. The $498 thousand or 11.6% increase was due to several factors. The new Salem branch opened for business on July 28, 2014. Staffing of the new Salem branch accounted for $31 thousand of the increase for the current year over the prior year. Stock deferred compensation expense was $93 thousand higher in 2015 than the prior year primarily as the result of stock options issued at the end of 2014. The cost of stock based compensation is measured as of the date of grate and recognized as expense on a straight-line basis over the requisite service period. Also the deferred compensation plan was expanded to include all senior executive officers. The remainder of the increase in salaries reflects annual cost of living and merit pay increases. Occupancy and equipment expense totaled $1.3 million through September 30, 2015, an increase of $197 thousand or 17.5% over last year. Expansion of operations accounted for much of the increase. The new Salem branch opened for business on July 28, 2014 and accounted for $31 thousand, and the Operations Center accounted for $103 thousand of the increase. Some of the costs at the Operations Center were for major repairs that are not considered a normal recurring monthly expense. Marketing expenses were accelerated in 2015 and through September were $176 thousand higher than the prior year to take advantage of competitive opportunities in the local banking market. On September 30, 2014, HomeTrust Bancshares, headquartered in Asheville, N.C., entered the Roanoke market by opening a commercial loan production office in Roanoke, and in the second half of 2014 by buying all of the Bank of America branches in the Roanoke and New River Valleys. In November 2014, Valley Bank announced its sale to the Bank of North Carolina. The merger was consummated on July 1, 2015. With the completion of the sale of Valley Bank, HomeTown Bank is now the largest community bank headquartered in the Roanoke Valley. Two foreclosed properties with a book value of $2.1 million were written down $140 thousand in the third quarter of 2015 due to obtaining sales contracts on these properties that are anticipated to close in the fourth quarter.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At September 30, 2015, the Company had total assets of $473 million, up $44.8 million or 10.5% over total assets of $428 million at December 31, 2014.   At the end of the third quarter of 2015, net loans had increased $28.5 million or 8.7% over year end 2014. Cash and due from banks was $30.4 million at September 30, 2015, primarily as the result of a surge in commercial deposits at the end of the quarter. Considering the volatility of commercial deposits, the funds were retained in highly liquid assets.

The Company’s liabilities at September 30, 2015 totaled $427 million compared to $385 million at December 31, 2014, an increase of $42.5 million or 11.0%.   Deposits accounted for $37.6 million of the increase and FHLB borrowings accounted for another $4.9 million. The increase in deposits was due to core deposit growth, the aforementioned CD promotions, and volatility in commercial balances.

At September 30, 2015 and December 31, 2014, the stockholders’ equity of HomeTown Bankshares was $45.2 million and $43.2 million, respectively, an increase of $1.9 million or 4.5%. The change in stockholders’ equity in the first nine months of 2015 was mainly the result of net income.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Real Estate:
Construction and land development	$11	$—
Residential 1-4 families	—	475
Commercial real estate	378	758
Commercial loans	47	—
Equity lines	—	—
Loans to individuals	—	21
Total nonperforming loans	436	1,254
Other real estate owned	6,708	6,986
Total nonperforming assets, excluding performing restructured loans	7,144	8,240
Performing restructured loans	6,523	6,052
Total nonperforming assets, including restructured loans	$13,667	$14,292

Three of the loans classified as nonaccrual and totaling $852 thousand at year end 2014 were returned to an accrual status during the second quarter of 2015 based on their performance. One borrower with two loans totaling $145 thousand were classified as nonaccrual during the third quarter. With the exception of the third quarter additions, the remaining loans that continued to be classified as nonaccrual at September 30, 2015 were making payments and were not past due at the end of the quarter; however they are remaining on nonaccrual until performance warrants return to accrual status.

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.8 million at September 30, 2015.  Four of the six loans were performing in accordance with their restructured terms and were not on nonaccrual status.  The loan restructured into two TDR’s was included in nonaccrual loans at September 30, 2015 and December 31, 2014. For the nine months ended September 30, 2014, one loan was modified in a TDR. See Note 3 Loans for more information.

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2015 and December 31, 2014 are included in Note 5, and the activity in other real estate owned for the first nine months of 2015 and 2014 is also included in Note 5.

No gains or losses on sales of other real estate were recorded in the first nine months of 2015. Gains on sales of other real estate owned totaled $5 thousand for the nine months of 2014. There were writedowns of $140 thousand of other real estate owned during the nine months ended September 30, 2015, and none during the same period of 2014.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the third quarter of 2015, no provision was recorded.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $132 thousand and $141 thousand at September 30, 2015 and December 31, 2014, respectively.  Impaired loans totaled $8.0 million and $8.2 million at September 30, 2015 and December 31, 2014, respectively.

The percentage of the allowance for loan losses to total loans was 0.92%, and 1.00% at September 30, 2015, and December 31, 2014, respectively.  Unallocated reserves were $97 thousand at September 30, 2015 and $184 thousand at December 31, 2014. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The major indicators of loan quality have continued to be favorable; however a couple of factors were downgraded during the second quarter of 2015 due to changes in the local economy and competition. All factors remained stable during the third quarter of 2015.

Net charges offs continue to be relatively low and as a percent of average loans were 0.01% for the first nine months of 2015. Net charge offs as a percent of average loans were 0.12% for the year 2014. Nonperforming loans were 0.12% and 0.38% of total loans at the end of the third quarter of 2015 and at the end of 2014, respectively. The allowance for loan losses to nonaccrual loans was over 760% at September 30, 2015 and 266% at December 31, 2014.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $72.8 million at September 30, 2015, compared to $56.8 million at December 31, 2014, and $60.8 million at September 30, 2014.   Commercial noninterest bearing deposits were $20 million higher at September 30, 2015 than at December 31, 2014. Commercial deposits are by their nature highly volatile, and withdrawals may result in less liquidity in the future.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At September 30, 2015, the Company had borrowed $24.9 million of the $34.9 million of lendable collateral value, leaving $10.0 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available at September 30, 2015. At September 30, 2015, there were no advances outstanding on the fed funds or guidance lines.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank September 30, 2015	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$47,962	12.09%	$31,731	8.00%	$39,663	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$44,640	11.25%	$17,849	4.50%	$25,781	6.50%
Tier I Capital (to Risk-Weighted Assets)	$44,649	11.26%	$23,798	6.00%	$31,731	8.00%
Tier I Leverage (to Average Assets)	$44,649	9.74%	$18,332	4.00%	$22,916	5.00%

HomeTown Bank December 31, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$45,695	13.00%	$28,125	8.00%	$35,157	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	NA	NA	NA	NA	NA	NA
Tier I Capital (to Risk-Weighted Assets)	$42,363	12.05%	$14,063	4.00%	$21,094	6.00%
Tier I Capital (to Average Assets)	$42,363	10.00%	$16,952	4.00%	$21,190	5.00%

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

At September 30, 2015 outstanding commitments to extend credit including letters of credit were $92.0 million. There are no commitments to extend credit on impaired loans.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015, and 2014;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 13, 2015	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 13, 2015	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015, and 2014;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.