Form 10-K
period 2015-12-31
HomeTown Bankshares Corp
filed 2016-03-30
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015. $23,949,476, based on $7.75 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,373,259 shares outstanding as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement for the 2016 Annual Meeting of Shareholders have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

The Bank opened for business on November 14, 2005 and was capitalized by more than 2,000 shareholders who wanted a new local bank dedicated to customer service. These investors provided the initial customer base and are integral to the success of the Bank. Management believes that the key to the Bank’s success lies in providing Bank customers with personalized service from experienced banking professionals while providing innovative, highly competitive and convenient products and services that meet their banking needs. In 2013 the Bank began operating a mortgage joint venture with another entity. The Bank’s ownership interest in HomeTown Residential Mortgage, LLC is 49%. Due to the marketing support and direction provided by HomeTown Bank to HomeTown Residential Mortgage LLC, along with guarantees of warehouse lines of credit used in its operation, the Company is deemed to exercise control of this entity. The ownership interest in HomeTown Residential Mortgage LLC not owned by the Company is reported as a Non-Controlling Interest in a Consolidated Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and larger companies. The Bank provides a full range of services to meet the financial needs of its customers and strives to provide its customers with innovative products while maintaining the prompt response and the high level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area. Management believes that the combination of local ownership and size allows the Bank to offer services and products specifically tailored to the needs of the community. The Bank’s Principal Office is located at 202 S. Jefferson Street, Roanoke, Virginia. The Bank maintains its primary website at www.hometownbankva.com. Other websites, the Bank uses are www.newriverbankva.com, www.switch2hometown.com, www.switchtohometown.com, www.switchtohometown.net, www.switchtohometownbank.com, www.switchtonewriverbank.com, www.hometownbank.com and www.hometownbanktix.com.

Principal Products of the Bank

The Bank offers a full range of banking services to small and medium-size businesses, real estate investors and developers, private investors, professionals and individuals.  In addition to its main office, the Company has full-service offices in Franklin County, Virginia at Westlake, in the town of Christiansburg, Virginia at 2950 Market Street, in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419, in the City of Roanoke, Virginia at 3521 Franklin Road, and in the City of Salem, at 852 West Main Street.

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

Consumer Residential Mortgage Origination. The Bank has expanded their residential mortgage origination operations over the last few years. Initially, the Bank originated loans as a representative for mortgage companies. Then, in February, 2012, the Bank opened a dedicated mortgage office, on Colonial Avenue, next to the existing branch office.  In 2013 HomeTown Bank entered into a joint venture agreement with a mortgage company as 49% owner of HomeTown Residential Mortgage, LLC. The new entity began operations at the end of 2013, absorbing the Bank’s mortgage office employees and continued working from the Colonial Avenue office. The mortgage office operates under the name HomeTown Mortgage and coordinates the Bank’s existing mortgage services and offers mortgages, refinancing, and other services. Loans originated are conforming home mortgages in its market area, as defined below. As part of the Bank’s overall risk management strategy, loans originated and closed by the mortgage office are pre-sold to major national mortgage banking or financial institutions. In addition to creating customer relationships and the opportunity to sell other products and services, the bank receives fee income for this service.

Investment Services. HomeTown Investments, opened in April 2013, provides diverse investment products and financial advisory services to existing and prospective customers. These products and services provide another source of revenue for the Company. Investment and insurance products and services are offered through an unaffiliated entity LPL Financial, Member FINRA/SIPC. HomeTown Investments is a subsidiary of the Bank. Products and services made available through LPL Financial are not insured by the FDIC or any other agency of the United States and are not deposits or obligations of nor guaranteed or insured by any bank or bank affiliate. These products are subject to investment risk, including the possible loss of value.

Private Wealth. At the end of 2015, the Bank began offering personalized, banking solutions to work with customers to clarify financial goals and bring together professionals to satisfy their investment, trust, credit and other financial needs.

Revenue from wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions.

Other Services. Other services offered by the Bank include safe deposit boxes, traveler’s checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, overdraft protection, check cards, credit cards and merchant card services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout the world. The Bank intends to introduce new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as internet banking, including on-line bill pay and mobile banking. The services allow customers to handle routine transactions using the internet at the Bank’s website www.hometownbankva.com, or on their mobile phones.

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

Employees

As of December 31, 2015, the Company had 96 employees, including 94 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

Virginia law permits statewide branching by banks. Consequently, the Company’s market area is a highly competitive, highly branched banking market. Competition, for loans to individuals, small businesses, and professional concerns, is keen in the Company’s target market, and pricing is important. Most of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services, such as extensive and established branch networks and trust services that the Company is not currently providing. Moreover, larger institutions operating in the Roanoke market area have access to borrowed funds at a lower cost than are presently available to the Company. Deposit competition is strong and comes from institutions in the market, U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, among other sources.

Cyber Security

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business.

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

 Executive Officers of the Registrant

The following table shows the Company’s executive officers as of March 30, 2016 and their areas of responsibility. The executive officer biographies follow the table

Name	Age	Position
Susan K. Still	62	President & CEO
Charles W. Maness, Jr.	59	Executive Vice President & CFO
William C. Moses	60	Executive Vice President & Chief Credit Officer
Terrance E. O’Shaughnessy	60	Executive Vice President & Chief Lending Officer
Laurie C. Hart	54	Executive Vice President & Chief Retail and Deposit Officer

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

As of March 30, 2016, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 2950 Market Street, Christiansburg, Virginia (the “Christiansburg Office”); vi) a branch office at 852 West Main Street, Salem, Virginia (the “Salem Office”).

The Downtown Office. The Bank leases certain space located at 202 S. Jefferson Street, Roanoke, Virginia. The original lease expired on December 31, 2015, which provided an option to extend the lease for two additional five-year periods. The lease was renewed for one additional term of ten years and it provides an option to extend the lease for one additional ten-year tem at expiration. The Downtown Branch opened on November 14, 2005.

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

The South Roanoke Office. The Bank leases real property and improvements thereto located at 3521 Franklin Road, Roanoke, Virginia. The Bank received regulatory approval and opened a branch at this location on July 9, 2007. The initial lease was for a period of ten years from August 1, 2006. The lease expires on July 31, 2016 and provides an option to extend the lease for two additional five-year periods.

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

Operations Center. Due to limited available space at the downtown office and continued growth of the Company, management recognized the need for an Operations Center that would provide ample space for expansion. The Bank owned an office building, initially acquired through foreclosure, at 4633 Brambleton Avenue in Roanoke that could be converted to a secure Operations Center. The two story 12,000 square foot building was built in 2007. At a board meeting held on December 18, 2014, the Board of Directors approved the Bank’s use of the property, and it was reclassed from other real estate owned to property and equipment.

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

ITEM 4.         MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, are not listed on any stock exchange, however are quoted on the Over the Counter Bulletin Board under the stock symbol “HTMA”. Based on available information, the Company believes that from January 1, 2015 to December 31, 2015, the selling price of shares of its common stock ranged from $6.90 to $9.00, and that approximately 227 thousand shares were traded. There may, however, have been other transactions at other prices not known to the Company.

	2015		2014
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$7.90	$7.20	$6.50	$6.25
June 30	$7.79	$7.00	$6.40	$6.05
September 30	$7.60	$7.10	$6.65	$6.16
December 31	$9.00	$7.50	$7.20	$6.22

As of March 30, 2016, there were 3,373,259 shares of the Company’s common stock outstanding, which shares were held by 1,647 shareholders of record. No cash dividends have been paid on the common stock to date.

Dividends

The Company is subject to certain restrictions imposed by the Federal Reserve Board and capital requirements of federal and Virginia banking statutes and regulations. The Company has never paid a cash dividend on its common stock. The retained deficit has decreased over the last five years, and at December 31, 2015, the Company had retained earnings of $443 thousand. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

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

The bank maintains an internal risk grading system by which it grades loans based on guidelines for assessing the risk of each loan, and monitoring trends in portfolio quality. Those loans deemed to have a higher-than-average risk of loss are rated pass watch, special mention, substandard, doubtful, or loss, depending upon the severity of risk. Credits with these ratings are made part of the bank’s internal watch list and are closely monitored for changes in condition.

Credits rated special mention, substandard, or doubtful, are individually analyzed quarterly by Credit Administration by preparing a detailed Criticized Asset Reporting and Action Plan. An Accounting Standards Codification (ASC) 310 Reserve for Individually Evaluated Credit analysis is performed on loans with relationships in excess of $100,000 identified as impaired using the Fair Value of Collateral Method to determine if the value of the liquidated collateral will satisfy the outstanding loan balance. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

For loans without individual measures of impairment, we make estimates of losses for groups of loans based primarily on historical losses grouped by similar characteristics, including the type of loan, the assigned loan classification and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2015 and 2014. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

The Company initiated its banking operations through the Bank, on November 14, 2005 with the opening of its main office at 202 S. Jefferson Street, Roanoke, Virginia. The Bank has experienced consistent growth over the last ten years.

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

The Bank currently operates six full service branches, seven 24-hour ATM’s, and one mortgage office.  In addition to its main office, the Bank has branch offices in Franklin County, Virginia at Westlake; in Roanoke County at the intersection of Colonial Avenue and Virginia Route 419; in Roanoke City on Franklin Road in South Roanoke, in Salem on West Main Street. The Bank operated under the name NewRiver Bank, a branch of HomeTown Bank in the New River Valley market, on Market Street in Christiansburg until the end of the first quarter of 2016. In a step to provide better brand recognition, the Bank began using the name HomeTown Bank throughout all its branch locations.

The Company operates in a highly competitive market for commercial banking and financial services as the Roanoke Valley is a banking and financial services hub for much of southwest Virginia.

Discussion of Results of Operations

Overview of Results of Operations

Net income attributable to HomeTown Bankshares Corporation for 2015 totaled $3.6 million and was $139 thousand or 4.1% higher than the prior year. The basic earnings per common share for 2015 was $0.82, an increase of $0.04 over 2014; while the fully diluted earnings per common share was $0.64 for 2015 compared to $0.62 for the previous year. Improved net interest income and noninterest income contributed to higher earnings in 2015 over 2014. The benefit of loan growth was partially offset by the margin compression that the Company and the banking industry continue to experience. The resurgence in mortgage lending and a non-recurring gain from the sale of a building were the primary contributors to higher noninterest income. Partially offsetting these favorable variances were the higher costs that accompanied the expansion in operations over the last few years, and increased expense related to foreclosed properties.

Summary of Financial Condition

At the end of 2015, assets totaled $479 million, compared to $428 million at December 31, 2014, an increase in total assets of $51.2 million or 12.0% year over year. The expansion of the loan portfolio accounted for 70% of the increase, and was funded by deposit growth. Total net loans grew $35.7 million or 10.9% from $328 million at December 31, 2014 to $364 million a year later. The expansion of loans reflected continued modest improvement in the economy during 2015. During this time total deposits increased a corresponding $37.0 million or 10.2% to $400 million at year end 2015.

Cash and due from banks totaled $28.7 million on December 31, 2015, $15.0 million or over 100% higher than the balance of $13.8 million a year ago. Net cash proceeds from the issuance of subordinated notes in December 2015 contributed $7.3 million to the increase. The proceeds from the debt issuance will fund future organic growth and be used for other general business purposes.

Securities available for sale were $52.5 million and $54.6 million at the end of 2015 and 2014, respectively. The yields on securities available for purchase continued to be relatively low through 2015, and the Company continued to channel cash flow from lower rate investments in bonds to higher rate loans.

Bank owned life insurance increased $2.7 million during the year ended December 31, 2015 to $6.3 million at the end of the year. During 2015, the Company expanded the Supplemental Retirement Plan (SERP) to include all executive managers. The benefit was funded by purchasing $2.5 million of additional bank owned life insurance policies for the individuals involved. The liability for the SERP is included in other liabilities. The SERP is discussed in greater detail in Note 14 Salary Continuation Plan.

Total liabilities at December 31, 2015 were $433 million, compared to $385 million at the end of 2014, an increase of $48.0 million or 12.5%.  Total deposits, the primary component of total liabilities, were $400 million at December 31, 2015, and accounted for 77.0% of the increase in total liabilities. Federal Home Loan Bank (FHLB) borrowings increased $2.0 million from $20.0 million at December 31, 2014 to $22.0 million at December 31, 2015. FHLB borrowings at the end of 2015 were down from the average for the year of $25.2 million and reflected increased liquidity at year end. The net proceeds from the subordinated notes provided additional liquidity at the end of the year 2015. See Notes 8 and 9 for the terms of the FHLB Borrowings and Subordinated Notes.

Noninterest bearing deposits were $77.3 million at the end of 2015, a rise of $26.0 million from the same day a year earlier. Commercial and consumer deposits contributed to the increase with commercial depositors accounting for just over half of the total increase. Because of the low interest rate environment over the past few years, demand deposits at commercial banks have grown at an unprecedented rate; this trend is expected to reverse itself as shorter term rates rise. Interest bearing deposits totaled $322 million and $311 million at December 31, 2015 and December 31, 2014, respectively.

Stockholders’ equity was $46.4 million at December 31, 2015, $3.2 million or 7.3% above the $43.2 million at the end of the previous year.  Net income available to common stockholders of $2.7 million for the year 2015 resulted in a retained earnings of $443 thousand at December 31, 2015 compared to a retained deficit of $2.3 million at the end of 2014. Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

At December 31, 2015, the Company was in compliance with all regulatory capital requirements. Management believes that the Company has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop. The Company has multiple credit lines available as an alternative source of funding.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets. Following is a breakdown of non-performing assets:

(Dollars in thousands)	2015	2014	2013	2012	2011
Real Estate:
Construction and land development	$11	$—	$—	$1,756	$632
Residential 1-4 families	—	475	707	582	1,357
Commercial real estate	368	758	—	236	—
Commercial loans	47	—	193	—	43
Equity lines	—	—	59	115	—
Loans to individuals	—	21	30	—	—
Total nonperforming loans	426	1,254	989	2,689	2,032
Other real estate owned	5,237	6,986	8,143	8,938	9,562
Total nonperforming assets, excluding performing restructured loans	5,663	8,240	9,132	11,627	11,594
Performing restructured loans	6,398	6,052	6,278	6,543	8,368
Total nonperforming assets, including restructured loans	$12,061	$14,292	$15,410	$18,170	$19,962

The five year trend of non-performing assets reflects continued improvement in the economy from the economic crisis which began in 2008. Nonperforming assets, including restructured loans were 2.52% of total assets at the end of 2015, compared to 3.34% at the end of 2014 and 3.83% at the end of 2013.

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

Nonperforming loans declined $828 thousand from $1.3 million at the end of 2014 to $426 thousand at December 31, 2015. Three of the loans classified as nonaccrual and totaling $852 thousand at year end 2014 were returned to an accrual status during 2015 based on their performance. Two loans totaling $46 thousand, related to one borrower, were placed on nonaccrual status during the year ended December 31, 2015. The remaining two loans, that continued to be classified as nonaccrual at the end of 2015, were making payments and were not past due at the end of the year. However they are remaining on nonaccrual until performance warrants return to accrual status.

Most non-accrual loans are classified as impaired. At December 31, 2015, 89.23% of nonaccrual loans or $380 thousand were classified as impaired, and included all non-accrual loans with a balance greater than the $100 thousand threshold for consideration as impaired. Impaired loans are evaluated periodically on an individual basis, and if appropriate, losses are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Specific reserves of $17 thousand were recorded for impaired loans at December 31, 2015.

See also Note 5 of the Notes to Consolidated Financial Statements for information on changes in other real estate owned and for the major classifications of other real estate owned for 2015 compared to 2014.  As disclosed in Note 23 Subsequent Events, on February 26, 2016, the Bank added $473 thousand to other real estate owned. At December 31, 2015, the related loan was included in “Current” in Note 3 and “Pass” in Note 4. The borrower was an independent church and the membership voted to disband in the first quarter of 2016, prompting the Bank to negotiate a deed-in-lieu of foreclosure. Additional collateral in the form of an assigned notes receivable was received as part of the negotiation

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The relationship between the provision and the allowance is discussed in more depth under Provision and Allowance for Loan Losses.

Net Interest Income and Net Interest Margin

The primary source of the Company’s revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, interest bearing bank accounts and certificates of deposit, and federal funds sold. Interest bearing liabilities include deposits and borrowings. The amount of net interest income is primarily dependent upon the volume and mix of these earning assets and interest bearing liabilities. Interest rate changes can also impact the amount of net interest income. Management develops pricing and marketing strategies to maximize net interest income while maintaining related assets and liabilities accounts within guideline policies as established by the Company’s Board of Directors.

The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that the Company earned on its earning assets. The net interest margin is affected by changes in both interest rates and average volumes of interest earning assets and interest bearing liabilities.

For the year 2015, net interest income totaled $15.4 million; an increase of $710 thousand or 4.8% over the $14.7 million earned in the previous year. The expansion of the loan portfolio was the driving force underlying the increase. For the year ended December 31, 2015, average gross loans totaled $351 million and were $35.2 million or 11.2% higher than the average of $316 million for 2014. The expansion of average gross loans for 2015 versus 2014 was funded primarily by increases in core deposits. A strategic reduction of the investment portfolio and an increase in FHLB borrowings funded the remainder of the growth in loans in 2015. Total average deposits increased $31.8 million in 2015 compared to 2014. Average FHLB borrowings were $25.2 million for 2015, up $3.3 million from the average for the prior year.

The increased volume of loans provided $1.5 million additional interest income in 2015, which was partially offset by $412 thousand in lower yields on loans. Loan yields dropped 16 basis points to 4.66% for the year 2015. Increased liquidity in the markets has fostered competition among commercial banks and other financial services industries to satisfy growing loan demand. Competition has driven rates on new loans and renewals downward. In the March 2, 2016 Beige Book, The Fifth District of the Federal Reserve, which includes Virginia, reported that consumer and commercial loan demand had continued to rise. The Federal Reserve further reported that commercial construction had grown moderately in the Roanoke Metropolitan Statistical Area (MSA). Although the Company has forecast that loans will continue to rise in 2016, there are no guarantees. Actual results may be materially different from past or anticipated results because of many factors, some of which may include changes in economic conditions, the interest rate environment, legislative and regulatory requirements, and competition.

During 2015, the steepness of the treasury yield curve increased and then declined. When the Fed finally raised interest rates in December, the shorter term and longer term ends of the curve were lifted above the same points in the prior year. Global economic pressures flattened the curve somewhat during early 2016. The relatively flat yield curve in 2015 resulted in the Company continuing to channel funds from sales, payments and maturities of lower rate investments in bonds to higher rate loans, resulting in a more favorable mix of earning assets. Average investments were down $6.2 million for 2015 compared to the prior year.

The net interest spread and net interest margin were compressed 11 basis points during 2015 compared to the prior year. The yield on earning assets declined 9 basis points, while the cost of interest bearing liabilities rose 2 basis points. While the loan yield declined 16 basis points in 2015, the impact on the yield on total earning assets was mitigated by the more favorable mix of earning assets in 2015. The 2 basis point increase in the cost of interest bearing liabilities to 0.67% for 2015 over 2014 resulted from CD promotions in December 2014 and June 2015 to raise funding to meet loan demand. There were a few downward adjustments of other interest bearing deposit rates in 2015. Management does not expect any additional downward adjustments in 2015, and, in fact, rates paid on deposits products may rise.

The Federal Reserve develops monetary policy to attain its objectives of maximum employment and price stability. The Federal Open Market Committee (FOMC) at its December, 2015 meeting raised the target range for the federal funds rate 25 basis points to ¼ to ½ percent. This was the first change since 2008 and the first increase since 2006. The increase was widely anticipated in financial markets. At the January 26-27, 2016 meeting the FOMC decided to maintain the target range of ¼ to ½ percent. With regards to timing and size of future adjustments, the FOMC stated, “In light of the current shortfall of inflation from 2 percent, the Committee will carefully monitor actual and expected progress toward its inflation goal. The Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.” The National Association for Business Economics Released a survey on February 7, 2016, in which 80 percent of the economists asked said they expected the Federal Reserve to raise rates at least once in 2016.

The Company expects the Federal Reserve to raise rates in a gradual and measured manner. Management expects the combination of lower loan yields and possibly higher deposit costs in the future to further compress the net interest margin in 2016. The weighted average maturity of the fixed rate portion of the loan portfolio has remained relatively unchanged in 2015. Maintaining a relatively short term of forty-four months as of December 31, 2015 presents pricing opportunities in the future.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2015, 2014 and 2013, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense, Yields and Rates

	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,221	$2	0.15%	$771	$1	0.17%	$745	$2	0.24%
Deposits in banks	5,407	39	0.71	6,104	38	0.63%	7,337	42	0.57
Securities, taxable	35,855	741	2.13	42,866	1,000	2.34%	52,948	1,277	2.41
Securities, nontaxable(1)	14,673	405	4.12	13,976	400	4.33%	7,581	206	4.13
Restricted equity securities	2,710	140	5.16	2,560	129	5.02%	2,437	100	4.10
Loans held for sale	510	20	4.01	211	9	4.28	–	–	–
Loans	350,805	16,354	4.66	315,608	15,221	4.82%	283,791	14,403	5.08
Total earnings assets	411,181	17,701	4.36%	382,096	16,798	4.45%	354,839	16,030	4.55%
Less: Allowance for loan losses	(3,319)			(3,658)			(3,787)
Total non-earning assets	45,640			35,722			34,071
Total Assets	$453,502			$414,160			$385,123

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$78,947	$118	0.15%	$75,585	$141	0.19%	$67,642	$169	0.25%
Money market savings	63,642	161	0.25	63,356	200	0.32	61,611	238	0.39
Regular savings	36,037	142	0.40	29,482	133	0.45	23,753	132	0.56
Time Deposits	139,282	1,477	1.06	133,413	1,272	0.95	130,546	1,306	1.00
FHLB borrowings	25,208	371	1.45	21,918	358	1.61	19,530	372	1.88
Subordinated notes	281	19	6.89	—	—	—	—	—	—
Other borrowings	1,324	23	1.69	1,157	14	1.15	852	5	0.60
Total interest bearing liabilities	344,721	2,311	0.67	324,911	2,118	0.65	303,934	2,222	0.73
Non-interest bearing liabilities:
Demand deposits	61,975			46,200			39,047
Other liabilities	1,749			1,394			1,257
Total liabilities	408,445	2,311		372,505	2,118		344,238	2,222
Total HomeTown Bankshares Corporation stockholders’ equity	44,785	—		41,655	—		40,885	—
Noncontrolling interest in consolidated subsidiary	272			—	—		—	—
Total Stockholders’ equity	45,057	—		41,655	—		40,885	—
Total Liabilities and Stockholders’ Equity	$453,502	2,311		$414,160	2,118		$385,123	2,222
Net interest income		$15,390			$14,680			$13,808
Interest rate spread			3.69			3.80			3.82
Interest expense to average earning assets			0.57			0.55			0.63
Net interest margin			3.79%			3.90%			3.92%

(1) Yields on tax-exempt municipal bonds are calculated as tax equivalent.

Rate and Volume Analysis

	2015 Compared to 2014			2014 Compared to 2013
	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$—	$1	$(1)	$(1)	$—
Deposits in banks	1	5	(4)	(4)	4	(8)
Securities, taxable	(259)	(97)	(162)	(277)	(1)	(276)
Securities, nontaxable	5	(22)	27	194	11	183
Restricted equity securities	11	4	7	29	24	5
Loans held for sale	11	(2)	13	9	—	9
Loans	1,133	(412)	1,545	818	(665)	1,483
Total interest income	903	(524)	1,427	768	(628)	1,396

Interest expense:
Interest bearing liabilities:
Checking	(23)	(29)	6	(28)	(46)	18
Money market savings	(39)	(40)	1	(38)	(45)	7
Regular savings	9	(16)	25	1	(28)	29
Time Deposits	205	95	110	(34)	(74)	40
FHLB borrowings	13	(38)	51	(14)	(57)	43
Subordinated notes	19	—	19	—	—	—
Other borrowings	9	(3)	12	9	—	9
Total interest expense	193	(31)	224	(104)	(250)	146

Net interest income	$710	$(493)	$1,203	$872	$(378)	$1,250

Noninterest Income

Noninterest income includes service charges on deposit accounts, ATM and interchange income, brokerage fees on non-portfolio mortgage loans, and net gains on securities sales. Noninterest income increased $1.1 million or 57.5% for the year 2015 compared to the prior year.  Included in 2015’s earnings was a $348 thousand net gain from the sale of a building that was adjacent to a branch that the Company had previously leased to an unrelated third party. Without the non-recurring gain from the sale of the building, noninterest income was 39.1% higher in 2015 than 2014. Increases in service charges on deposit accounts by $71 thousand and ATM and interchange income by $132 thousand were the result of the expansion of the core deposit base. Mortgage banking income for 2015 was $472 thousand greater than the prior year. The increase reflected the fact that the number of residential units sold in the Roanoke Valley rose by 604 units to 4,688 for 2015 according to the Roanoke Valley Association of Realtors. During this time frame the average home price increased 2.1%. For 2016 through 2018, the Mortgage Bankers Association has projected steady growth in the purchase market with refinances expected to decrease as rates rise. The Company bought life insurance on additional key executives in the first quarter of 2015 resulting in a greater increase in the cash surrender value for the year. A factor contributing to higher Other Income in 2015 was an increase of $43.1 thousand in revenue related to merchant processing.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2015	2014
Service charges on deposit accounts	$523	$452
ATM and interchange income	575	443
Mortgage banking income	703	231
Net gains on sales of investment securities	52	128
Gain on sale of building	348	−
Rental income	123	118
Increase in cash surrender value of bank owned life insurance	163	104
Other Income	484	410
Total non-interest income	$2,971	$1,886

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, data processing advertising and marketing, and professional fees.  Total noninterest expense increased $1.6 million or 13.8%, to $13.2 million for 2015. The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Salaries and employee benefits for 2015 were $6.5 million compared to $5.8 million for the prior year. The $727 thousand or 12.5% increase was due to several factors. The new Salem branch opened for business on July 28, 2014. Staffing of the new Salem branch accounted for $98 thousand more in salaries in 2015 versus 2014. The expense for the Supplemental Retirement Plan for certain key officers was $82 thousand more in 2015 than the previous year, as a result of expanding the benefit to include all executive managers. The improved financial performance of mortgage banking resulted in a $98 thousand increase in commissions and other incentive pay. Salaries and employee benefits expense includes non-cash expense for stock based compensation of $137 thousand and $58 thousand in 2015 and 2014, respectively. See Note 13 to the consolidated financial statements for additional information. The remainder of the increase in salaries reflects annual cost of living and merit pay increases and higher benefit costs in the current year.

Occupancy and equipment expense totaled $1.8 million for the year ended December 31, 2015, an increase of $222 thousand or 14.5% over the prior year. At the end of 2014, an office building that had been previously acquired through foreclosure was repurposed as an Operations Center for the Bank. The two story 12,000 square foot building provided ample space for current and future expansion. Some of the costs at the Operations Center were for major repairs that are not considered a normal recurring monthly expense. Occupancy cost was $128 thousand for the twelve months the building was utilized as an Operations Center in 2015 versus a few days in 2014. The Salem branch was only open for business part of the year in 2014 as opposed to the full year in 2015, resulting in $64 thousand more occupancy expense.

Discretionary spending on advertising and marketing was $93 thousand or 15.6% higher in 2015 than 2014. In November 2014, Valley Bank announced its sale to the Bank of North Carolina. The merger was consummated on July 1, 2015. With the completion of the sale of Valley Bank, HomeTown Bank is now the largest community bank headquartered in the Roanoke Valley. The Company aggressively marketed to its customer base to increase market share.

Professional fees totaled $386 thousand in 2015, and were $195 thousand less than the previous year. The previous year included $126 thousand in legal fees related to the unfair competition claim brought against HomeTrust Bank, which was settled favorably in August 2014.

Data processing expense totaled $856 thousand and $720 thousand for the years ended December 31, 2015 and 2014, respectively. The increase reflected additional processing costs incurred from the expansion of the core deposit customer base.

Gains, losses on sales and writedowns of other real estate was $356 thousand more in 2015 than 2014. In December 2015, a structural deficiency was identified in a building acquired through foreclosure. Working with contractors and engineers to assess the problem and evaluate remediation proposals, the Company determined it was appropriate to write down the carrying value of the property by $261 thousand.

Other expenses were $1.5 million in 2015 compared to $1.2 million in 2014. Other expense includes compliance costs, office supplies and printing costs, and a sundry of other fees and expenses.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2015	2014
Salaries and employee benefits	$6,529	$5,802
Occupancy and equipment expense	1,757	1,535
Advertising and marketing expense	691	598
Professional fees	386	581
Data processing expense	856	720
Bank franchise taxes	262	262
FDIC insurance expense	320	283
Gains, losses on sales and writedowns of other real estate	346	(10)
Other real estate owned expense	151	224
Directors’ fees	222	223
Communications expense	149	115
Other expense	1,486	1,231
Total non-interest expense	$13,155	$11,564

Income Tax Expense

Income tax expense was $1.6 million the years ended December 31, 2015 and 2014. See Note 16 Income Taxes for a breakdown of current and deferred taxes and detail of the net deferred taxes at the end of both years.   The Company had no operating loss carryforwards at December 31, 2015.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

	December 31,
(Dollars In Thousands)	2015	2014	2013	2012	2011
Construction:
Residential	$11,779	$10,019	$6,768	$5,036	$3,695
Land acquisition, development & commercial	27,440	23,686	20,904	20,198	23,911
Real Estate:
Residential	100,268	86,269	72,934	69,691	58,070
Commercial	140,952	135,070	126,100	109,302	102,312
Commercial, industrial & agricultural	53,012	44,807	42,155	42,382	36,297
Equity lines	26,376	24,330	20,374	20,504	19,018
Consumer	7,531	7,498	8,698	7,824	5,776
Total loans	$367,358	$331,679	$297,933	$274,937	$249,079

As with most community banks, the loan portfolio is concentrated in commercial real estate loans, and comprised 38.4% and 40.7% of the total loan portfolio at December 31, 2015 and 2014, respectively. At year-end 2015, there were no industry concentrations with outstanding balances representing 10% or more of total loans.

Maturities of Loans at December 31, 2015 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$9,342	$5,608	$14,950
One to five years	10,899	7,846	18,745
After five years	1,306	4,218	5,524
Total	$21,547	$17,672	$39,219

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$3,579	$7,869	$11,448
One to five years	16,600	18,278	34,878
After five years	4,556	2,130	6,686
Total	$24,735	$28,277	$53,012

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. Based on the Company’s allowance for loan losses calculation and analysis at the end of 2015 and 2014, no provision was recorded in either year. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. The Company's total reserves amounted to $3.3 million at December 31, 2015, $34 thousand less than the prior year end.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits rated special mention, substandard, or doubtful with a total combined credit relationship in excess of $100 thousand.   Management individually reviews these potentially impaired loans based on generally accepted accounting standards related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. The factors considered in recognizing a loan as impaired are detailed in Note 1 Significant Accounting Policies. Impaired loans included the same borrowers at the end of 2015 and 2014. The total of the outstanding balances decreased $336 thousand from $8.2 million to $7.8 million at December 31, 2014 and 2015, respectively, due to payments. The specific reserves related to impaired loans declined $124 thousand during the same period of time to $17 thousand at year end 2015.

The Bank continued to make improvements in credit quality which allowed for the reduction of the overall allowance for loan losses. The coverage ratio of the allowance for loan losses to nonaccrual loans increased from 266% to 775% at December 31, 2014 and 2015, respectively. As presented in the Table of Non-performing Assets, nonaccrual loans declined $828 thousand from $1.3 million at the end of 2014 to $426 thousand at the end of 2015. Substandard loans totaled $2.1 million at December 31, 2015, compared to $2.3 on the same day in 2014. During the same period special mention loans decreased $627 thousand. Pass loans as a percent of total loans rose from 97.2% at December 31, 2014 to 97.7% at December 31, 2015. See Note 4 for detail of loans by credit quality indicators. During the twelve months ended December 31, 2015, $80 thousand of loans were charged off compared to $464 thousand for the twelve months ended December 31, 2014. This is significantly less than the three preceding years, as detailed in the table in this section. Recoveries of $46 thousand in 2015, and $75 thousand in 2014 partially replenished the allowance for loan losses.

The general component of the reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans.  In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans. From December 31, 2014 to December 31, 2015, the general component increased $90 thousand. For the same period of time, the loans collectively evaluated rose $36 million to $360 million at the end of 2015.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. On a quarterly basis, management performs a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting probable losses in the loan portfolio. See Note 4 for a more detailed breakdown of the allowance for loan losses.

Management considers economic information in determining the adequacy of the allowance for loan losses. The local markets are largely shielded from national events and trends, but do tend to realize lagging effects in subsequent quarters. At the January 26-27, 2016 meeting, the Federal Open Market Committee noted, that while labor market conditions had improved further, economic growth slowed towards the end of the year. The Company increased the factor related to economic conditions mid-year 2015 to reflect relatively flat population growth and the announcements by a few large companies that they were pulling out of the region. Norfolk Southern relocated approximately 500 marketing, accounting and information technology jobs to Norfolk and Atlanta. The Home Shopping Network announced that they would begin moving their fulfillment center operations to Tennessee in 2016 and eventually closing their facility in Roanoke County, impacting 350 jobs. Local economic data indicated slight improvements at the end of 2015. The Federal Reserve Bank of Richmond’s February 2016 Snapshot reported payroll employment expanded 2.28% for the Blacksburg MSA, while Roanoke’s MSA contracted 0.37% from the end of 2014 to the end of 2015. The unemployment rate improved in both MSA’s, and was 4.1% and 4.3% at December 31, 2015 for Roanoke and Blacksburg, respectively. The February Snapshot also reported an improved house price index for the Roanoke and Blacksburg MSA’s for November 2015 over the prior year. The house price index is a broad measure of the movement of single-family house prices. Blacksburg’s house price index for November 2015 improved 0.82% over the prior year while Roanoke’s improved 0.22% for the same period of time. While office leasing activity is up over 2014 and overall vacancy is down, the lower vacancy rate is temporary as a number of companies are vacating space, including Norfolk Southern, Cox Communications, and Allstate. The speed with which the office market can backfill the large blocks of space coming vacant will determine the future health of the market. Roanoke has proven to have strong office demand, and these vacancies present a great opportunity for a large user to relocate to the Roanoke area. Should the economy change, the Bank will look to adjust the factors in future quarter analysis.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2015	2014	2013	2012	2011
Balance, beginning	$3,332	$3,721	$3,790	$3,979	$5,228
Provision charged to operating expense	−	−	125	1,408	1,222
Recoveries of amounts charged off	46	75	381	19	3
Loans charged off	(80)	(464)	(575)	(1,616)	(2,474)

Balance, ending	$3,298	$3,332	$3,721	$3,790	$3,979

Ratio of net charge-offs to average loans	0.01%	0.12%	0.07%	0.61%	0.96%

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

December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Construction:
Residential	$83	3.2%	$43	3.0%	$156	2.3%	$117	1.8%	$90	1.5%
Land acquisition, development & commercial	187	7.4	453	7.2	872	7.0	811	7.4	953	9.6
Real Estate:
Residential	1,047	27.3	833	26.0	867	24.5	725	25.3	538	23.3
Commercial	1,001	38.4	1,012	40.7	1,008	42.3	1,054	39.8	1,114	41.1
Commercial, industrial & agricultural	531	14.4	319	13.5	327	14.2	459	15.4	828	14.6
Equity lines	277	7.2	423	7.3	385	6.8	386	7.5	313	7.6
Consumer	85	2.1	65	2.3	63	2.9	145	2.8	143	2.3
Unallocated	87	—	184	—	43	—	93	—	—	—
Total allowance for loan losses	$3,298	100.0%	$3,332	100.0%	$3,721	100.0%	$3,790	100.0%	$3,979	100.0%

Investment Portfolio

At December 31, 2015, 2014 and 2013 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2015 and 2014 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2013.

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

Securities Available for Sale, Maturity Distribution and Average Yields

	December 31, 2015
(Dollars in thousands)	Amortized Cost		Fair Value		Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$	−	$	−	−	%
Maturing after 1 year and within 5 years		1,311		1,324	1.90
Maturing after 5 years and within 10 years		7,162		7,177	2.10
Maturing after 10 years		17,912		17,935	2.37
Mortgage backed securities:
Maturing within 1 year		−		−	−
Maturing after 1 year and within 5 years		−		−	−
Maturing after 5 years and within 10 years		1,412		1,416	2.19
Maturing after 10 years		7,391		7,357	1.57
Taxable municipal securities:
Maturing within 1 year		−		−	−
Maturing after 1 year and within 5 years		250		250	1.67
Maturing after 5 years and within 10 years		628		651	4.60
Maturing after 10 years		1,098		1,125	4.58
Nontaxable municipal securities:
Maturing within 1 year		−		−	−
Maturing after 1 year and within 5 years		248		251	2.20
Maturing after 5 years and within 10 years		1,161		1,180	3.20
Maturing after 10 years		13,371		13,878	4.27
Total Maturities		$51,944		$52,544	2.78%

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

Total deposits increased by $37.0 million or 10.2% from $362.6 million at December 31, 2014 to $399.5 million at December 31, 2015. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid

	Average Deposits and Rates Paid December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$61,975		$46,200		$39,047
Interest bearing accounts:
Checking	78,947	0.15%	75,585	0.19%	67,642	0.25%
Money market savings	63,642	0.25	63,356	0.32	61,611	0.39
Regular savings	36,037	0.40	29,482	0.45	23,753	0.56
Time Deposits	139,282	1.06	133,413	0.95	130,546	1.00
Total Interest Bearing	317,908	0.60%	301,836	0.58%	283,552	0.65%
Total	$379,883		$348,036		$322,599

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2015	$8,993	$7,051	$30,239	$44,890	$91,173	22.82%

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2015	2014	2013
Return on average assets	0.78%	0.82%	0.71%
Return on average equity	7.94%	8.20%	6.68%
Average equity to average assets	9.94%	10.06%	10.62%
Dividend payout	—%	—%	—%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $73.0 million at December 31, 2015, compared to $56.8 million at December 31, 2014. During the first half of 2015, liquidity decreased as available funds were used to fund the expansion of the loan portfolio. At the end of the third quarter, liquidity rose as the result of a higher level of commercial noninterest bearing deposits. Commercial deposits are by their nature highly volatile, and their decline in the fourth quarter was offset by the Company issuing $7.5 million in subordinated notes to provide a more stable source of liquidity. The Company expects liquidity to trend downward in the future as the funds from the debt issuance are invested in earning assets and used for general operating purposes. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. During the last quarter of 2014, and mid-2015, the Company offered competitive CD promotions which helped stem the out flow from maturing CD’s and attracted additional funding.

If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At December 31, 2015, the Company had borrowed $22.0 million of the $32.0 million of lendable collateral value, leaving $10.0 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available at the end of 2015. At December 31, 2015, there were no advances on the fed funds or guidance lines.

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

Interest rate sensitivity at December 31, 2015 is summarized in the table below

	Interest Rate Sensitivity
Rate Shock	Net Interest Income (NII)	NII Change from Level
+400	$16,626	8.02%
+300	16,260	5.65%
+200	15,803	2.68%
+100	15,479	0.57%
Level	15,391
-100	15,459	0.44%
-200	15,316	-0.49%
-300	15,228	-1.06%

The shifts in net interest income due to rate shocks are all within our policy limits. The floors on the equity lines and the business lines of credit keep the rates on these loans from increasing until rates increase high enough to exceed the floors. In the meantime, rates on deposits begin to increase as rates increase. This is why we are seeing a small increase in net interest income with rate shocks of 100. Change in net interest income increases with the 200 basis point shock, and further increases at the 300 and 400 basis point shocks.

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

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$8,085	$5,186	$21,583	$20,225	$55,079
Interest-bearing deposits in other banks	4,080	1,000	750	—	5,830
Loans, net	102,229	37,029	200,120	24,682	364,060
Loans held for sale	1,643	—	—	—	1,643
Federal funds sold	1,329	—	—	—	1,329
Total	$117,366	$43,215	$222,453	$44,907	$427,941
Cumulative totals	$117,366	$160,581	$383,034	$427,941
Interest Bearing Liabilities
Interest checking	$77,490	$—	$—	$—	$77,490
Savings	38,882	—	—	—	38,882
Money market	66,296	—	—	—	66,296
Time deposits	15,622	58,996	64,992	—	139,610
FHLB borrowings	—	14,000	8,000	—	22,000
Subordinated notes	—	—	7,194	—	7,194
Other borrowings	2,361	—	—	—	2,361
Total	200,651	72,996	80,186	—	353,833
Cumulative totals	200,651	273,647	353,833	353,833
Interest sensitivity gap	$(83,285)	$(29,781)	$142,267	$44,907	$74,108
Cumulative interest sensitivity gap	$(83,285)	$(113,066)	$29,201	$74,108
Cumulative interest sensitivity gap to total interest earning assets	(19.46)%	(26.42)%	6.82%	17.32%

Capital Resources

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

At December 31, 2015 and December 31, 2014, the Company had stockholders’ equity of $46.4 million and $43.2 million, respectively, an increase of $3.2 million or 6.5%. The convertible preferred shares pay dividends at the rate of 6% per year. Each share of Series C preferred stock is convertible into 160 shares of common stock.  As of December 31, 2015, 400 shares of preferred stock have been converted to 64 thousand shares of common stock. The ability to pay dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future dividends to common stockholders would be prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. The Company had $443 thousand in retained earnings at the end of 2015. No dividends were paid to common stockholders in 2015.

The Basel III capital framework represents the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens. Basel III rules became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule. The Basel III Capital Rules require significantly more capital and adopted more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Capital Rules, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Company believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, increased capital requirements imposed by the Basel III Capital Rules may require the Company to limit its banking operations, retain net income to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations. See Note 18 for additional discussion of capital requirements.

The Company meets eligibility the criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at December 31, 2015, and the Basel 1 rules in effect at December 31, 2014.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	December 31,
(Dollars in thousands)	2015	2014
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	31,930	25,793
Retained Earnings	4,929	1,873
Common Equity Tier 1 Capital	51,556	42,363
Tier 1 Capital:
Tier 1 Minority Interest	36	—
Tier 1 Capital	51,592	42,363
Total Capital:
Allowance for Loan Losses (allowable portion)	3,298	3,332
Total Capital	$54,890	$45,695

Capital Ratios:
Total Capital to Risk-Weighted Assets	13.80%	13.00%
Tier 1 Common Equity to Risk-Weighted Assets	12.96%	N/A %
Tier 1 Capital to Risk-Weighted Assets	12.97%	12.05%
Tier 1 Capital to Average Assets	10.83%	10.00%

The Bank’s total capital increased $9.2 million from December 31, 2014 to December 31, 2015, as the result of retaining $3.1 million of the year’s earnings and a capital infusion by the bank holding company of $6.0 million. The source of funds for the capital infusion was the proceeds from the issuance of the subordinated debt discussed in more depth in Note 9. The infusion will support future growth and be utilized for general business purposes.

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

Note 17 provides additional detail regarding commitments at the end of 2015 and 2014. There are no commitments to extend credit on impaired loans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2015 and 2014

Consolidated Statements of Income, Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows, Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Consolidated Balance Sheets

December 31, 2015 and 2014

Dollars In Thousands, Except Share and Per Share Data	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$28,745	$13,795
Federal funds sold	1,329	649
Securities available for sale, at fair value	52,544	54,603
Restricted equity securities, at cost	2,535	2,476
Loans held for sale	1,643	242
Loans, net of allowance for loan losses of $3,298 in 2015 and $3,332 in 2014	364,060	328,347
Property and equipment, net	14,008	14,900
Other real estate owned, net of valuation allowance of $420 in 2015 and $422 in 2014	5,237	6,986
Bank owned life insurance	6,285	3,622
Accrued income	2,057	1,924
Other assets	942	665
Total assets	$479,385	$428,209

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$77,268	$51,226
Interest-bearing	322,278	311,369
Total deposits	399,546	362,595
Federal Home Loan Bank borrowings	22,000	20,000
Subordinated notes	7,194	–
Other borrowings	2,361	422
Accrued interest payable	372	272
Other liabilities	1,521	1,695
Total liabilities	432,994	384,984

Commitments and contingencies	–	–

Stockholders’ equity:
Convertible preferred stock, no par value; Series C authorized 20,000 shares, issued and outstanding 13,600 at December 31, 2015 and 14,000 at December 31, 2014	12,893	13,293
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,362,536 (includes 37,848 restricted shares) at December 31, 2015 and 3,287,567 (includes 37,727 restricted shares) at December 31, 2014	16,801	16,438
Surplus	15,484	15,310
Retained earnings (deficit)	443	(2,271)
Accumulated other comprehensive income	396	455
Total HomeTown Bankshares Corporation stockholders’ equity	46,017	43,225
Noncontrolling interest in consolidated subsidiary	374	–
Total stockholders’ equity	46,391	43,225
Total liabilities and stockholders’ equity	$479,385	$428,209

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the years ended December 31, 2015 and 2014

Dollars In Thousands, Except Share and Per Share Data	2015	2014
Interest and dividend income:
Loans and fees on loans	$16,374	$15,230
Taxable investment securities	741	1,000
Nontaxable investment securities	405	400
Dividends on restricted stock	140	129
Other interest income	41	39
Total interest and dividend income	17,701	16,798
Interest expense:
Deposits	1,898	1,746
Other borrowed funds	413	372
Total interest expense	2,311	2,118
Net interest income	15,390	14,680
Provision for loan losses	–	–
Net interest income after provision for loan losses	15,390	14,680

Noninterest income:
Service charges on deposit accounts	523	452
ATM and interchange income	575	443
Mortgage banking	703	231
Gains on sales of investment securities	52	128
Gain on sale of building	348	–
Other income	770	632
Total noninterest income	2,971	1,886

Noninterest expense:
Salaries and employee benefits	6,529	5,802
Occupancy and equipment expense	1,757	1,535
Data processing expense	856	720
Advertising and marketing expense	691	598
Professional fees	386	581
Bank franchise taxes	262	262
FDIC insurance expense	320	283
Losses (gains) on sales and writedowns of other real estate owned, net	346	(10)
Other real estate owned expense	151	224
Directors’ fees	222	223
Other expense	1,635	1,346
Total noninterest expense	13,155	11,564
Net income before income taxes	5,206	5,002
Income tax expense	1,595	1,587
Net income	3,611	3,415
Less net income attributable to non-controlling interest	57	–
Net income attributable to HomeTown Bankshares Corporation	3,554	3,415
Effective dividends on preferred stock	840	840
Net income available to common stockholders	$2,714	$2,575
Basic earnings per common share	$0.82	$0.78
Diluted earnings per common share	$0.64	$0.62
Weighted average common shares outstanding	3,300,440	3,284,870
Diluted weighted average common shares outstanding	5,535,180	5,524,870

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015 and 2014

Dollars In Thousands	2015	2014
Net income	$3,611	$3,415

Other comprehensive income:
Net unrealized holding (losses) gains on securities available for sale during the period	(38)	1,725
Deferred income tax benefit (expense) on unrealized holding (losses) gains on securities available for sale	13	(587)
Reclassification adjustment for gains on sales of investment securities included in net income	(52)	(128)
Tax expense related to realized gains on securities sold	18	44
Total other comprehensive (loss) income	(59)	1,054
Comprehensive income	3,552	4,469
Less: comprehensive income attributable to the non-controlling interest	57	–
Comprehensive income attributable to HomeTown Bankshares Corporation	$3,495	$4,469

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2015 and 2014

Dollars in Thousands

	Preferred Stock Series C	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2013	$13,293	$16,351	$15,339	$(4,846)	$(599)	$–	$39,538
Net income				3,415			3,415
Other comprehensive income, net of tax					1,054		1,054
Restricted stock awarded		87	(87)				–
Preferred stock dividend paid				(840)			(840)
Stock based compensation			58				58
Balance, December 31, 2014	13,293	16,438	15,310	(2,271)	455	–	43,225
Consolidation of subsidiary shares from non-controlling interest						317	317
Net income				3,554		57	3,611
Other comprehensive loss, net of tax					(59)		(59)
Restricted stock awarded		43	(43)				–
Preferred stock dividend paid				(840)			(840)
Conversion of preferred stock to common stock	(400)	320	80
Stock based compensation			137				137
Balance, December 31, 2015	$12,893	$16,801	$15,484	$443	$396	$374	$46,391

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

Dollars in Thousands	2015	2014
Cash flows from operating activities:
Net income	$3,611	$3,415
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	762	657
Amortization of premium on securities, net	575	577
Amortization of discount on subordinated notes	1	–
Gains on sales of loans held for sale	(527)	(172)
Losses (gains) on sales and writedowns of other real estate, net	346	(10)
Gains on sales of investment securities	(52)	(128)
Gain on sale of building	(348)	–
Net losses on fixed assets disposals	3	–
Increase in value of life insurance contracts	(163)	(104)
Stock compensation expense	137	58
Originations of loans held for sale	(24,690)	(8,906)
Proceeds from sales of loans held for sale	23,816	8,836
Changes in assets and liabilities:
Accrued income	(133)	(47)
Other assets	(277)	(53)
Deferred taxes, net	50	856
Accrued interest payable	100	(14)
Other liabilities	(193)	870
Net cash flows provided by operating activities	3,018	5,835
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	(680)	89
Purchases of investment securities	(9,394)	(9,428)
Sales, maturities, and calls of available for sale securities	10,840	13,895
(Redemptions) purchase of restricted equity securities, net	(59)	88
Net increase in loans	(35,713)	(35,655)
Proceeds from sales of other real estate	1,403	1,206
Purchases of bank owned life insurance	(2,500)	–
Purchases of property and equipment	(370)	(1,921)
Proceeds from disposals of property and equipment	845	–
Net cash flows used in investing activities	(35,628)	(31,726)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	26,042	4,994
Net increase in interest-bearing deposits	10,909	17,831
Net increase (decrease) in FHLB borrowings	2,000	(2,000)
Issuance of subordinated notes, net	7,193	–
Net increase in other borrowings	1,939	164
Net increase in equity of non-controlling interest	317	–
Preferred stock dividend payment	(840)	(840)
Net cash flows provided by financing activities	47,560	20,149
Net increase (decrease) in cash and cash equivalents	14,950	(5,742)
Cash and cash equivalents, beginning	13,795	19,537
Cash and cash equivalents, ending	$28,745	$13,795
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,211	$2,132
Cash payments for income taxes	$2,201	$42
Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$–	$1,520
Transfer from other real estate to fixed assets	$–	$1,481
Change in unrealized gains and losses on available for sale securities	$(90)	$1,597
Conversion of preferred stock to common stock	$400	$–

See Notes to Consolidated Financial Statements

 HomeTown Bankshares Corporation

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

On September 4, 2009, HomeTown Bankshares Corporation (the “Company”) acquired all outstanding stock of HomeTown Bank (the “Bank”) in an exchange for shares of the Company on a one-for-one basis to become a single-bank holding company with the Bank becoming a wholly-owned subsidiary. The Bank was organized and incorporated under the laws of the State of Virginia on November 9, 2004 and commenced operations on November 14, 2005. The Bank currently serves Roanoke City, Virginia; the County of Roanoke, Virginia; the City of Salem, Virginia; Christiansburg, Virginia; and surrounding areas. As a state chartered bank, which is a member of the Federal Reserve System, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Board.

In 2014 the Bank formed a joint venture with another entity and now has a 49% ownership interest in HomeTown Residential Mortgage, LLC. The consolidated financial statements of HomeTown Bankshares Corporation include the accounts of its wholly-owned subsidiary HomeTown Bank and the accounts of its subsidiary, HomeTown Residential Mortgage LLC. HomeTown Bank owns a 49% interest in HomeTown Residential Mortgage LLC which originates and sells mortgages secured by personal residences. Due to the marketing support and direction provided by HomeTown Bank to HomeTown Residential Mortgage LLC, along with guarantees of warehouse lines of credit used in its operation, the Company is deemed to exercise control of this entity. The ownership interest in HomeTown Residential Mortgage LLC not owned by the Company is reported as a Non-Controlling Interest in a Consolidated Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from correspondent banks. For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet caption “cash and due from banks.”

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

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Restricted Equity Securities

As members of the Federal Reserve Bank (FRB) and the FHLB, the Company is required to maintain certain minimum investments in the capital stock of the FRB and FHLB. The Company’s investment in these securities is recorded at cost, based on the redemption provisions of the FRB and FHLB.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal amount adjusted for any charge-offs, allowance for loan losses and deferred fees or costs on originated loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans for all classes is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest for the current year is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past-due status of loans is determined based on contractual terms. The loan portfolio is comprised of the following classes.

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

●

Land acquisition and development loans and commercial construction loans carry risks that the project will not be finished according to schedule, will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Land acquisition and development loans and commercial construction loans also bear the risk that the developer, in the case of land acquisition and development loans, or the general contractor, in the case of commercial construction loans, may be unable to finish the development or construction project as planned because of financial pressure unrelated to the project.

●	Residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

●	Equity lines of credit carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

●

Consumer loans carry risks associated with the continued creditworthiness of the borrower and the value of the collateral (e.g., rapidly depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent.

TDRs (Troubled Debt Restructurings) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past-due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on a record of making payments as scheduled for a period of six consecutive months.

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

●

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Company’s credit extension. The payment history for the loan may have been inconsistent, and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Company. There is a distinct possibility that the Company will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Company will be unable to collect all amounts due.

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

●	Loss rated loans are not considered collectible under normal circumstances, and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

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

Bank Owned Life Insurance

The Company purchased life insurance policies during 2013 and 2015 on certain key executives. These policies are recorded at their cash surrender value. Increases in the cash surrender value of the life insurance contracts are included in noninterest income in the consolidated income statement caption “other income.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. There are no unrecognized tax benefits as of December 31, 2015 and 2014.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. Nonvested restricted shares are included in basic earnings per share because of dividend participation rights. Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Potential common shares that may be issued by the Company relate to the convertible preferred stock outstanding and the outstanding stock options. The preferred stock is convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment. The potential dilutive effect of the outstanding stock options is determined using the treasury stock method.

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

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU 2016-07, eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company is currently assessing the impact that ASU 2016-07 will have on its consolidated financial statements.

Note 2. Investment Securities

Amortized cost and fair value of securities available for sale are as follows:

(Dollars In Thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$26,385	$242	$(191)	$26,436
Mortgage-backed securities	8,803	60	(90)	8,773
Municipal securities	16,756	594	(15)	17,335
	$51,944	$896	$(296)	$52,544

(Dollars In Thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$26,812	$333	$(180)	$26,965
Mortgage-backed securities	9,678	125	(64)	9,739
Municipal securities	17,423	531	(55)	17,899
	$53,913	$989	$(299)	$54,603

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

At December 31, 2015, the Company does not consider any security in an unrealized loss position to be other-than-temporarily impaired.

U.S. Government and federal agency securities. The unrealized losses on twenty-five of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Mortgage-backed securities. The unrealized losses on fourteen of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Municipal securities. The unrealized losses on five of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2015 and 2014.

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$8,878	$(106)	$5,275	$(85)	$14,153	$(191)
Mortgage-backed securities	3,447	(32)	2,718	(58)	6,165	(90)
Municipal securities	805	(10)	526	(5)	1,331	(15)
	$13,130	$(148)	$8,519	$(148)	$21,649	$(296)

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$5,568	$(48)	$7,078	$(132)	$12,646	$(180)
Mortgage-backed securities	742	(6)	4,058	(58)	4,800	(64)
Municipal securities	1,625	(20)	2,186	(35)	3,811	(55)
	$7,935	$(74)	$13,322	$(225)	$21,257	$(299)

The amortized cost and estimated fair value of securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Fair Value
Less than one year	$-	$-
Over one through five years	1,809	1,825
Over five through ten years	10,363	10,424
Greater than 10 years	39,772	40,295
	$51,944	$52,544

Proceeds from the sales, maturities and calls of securities available for sale in 2015 and 2014 were $10.8 million and $13.9 million, respectively. The Company realized $52 thousand in net gains on sales of six available for sale securities in 2015, compared to $128 thousand from the sales of twelve securities in the prior year.  The net gain in 2015 included gross gains of $67 thousand and gross losses of $15 thousand. The prior year included gross gains of $163 thousand and gross losses of $35 thousand. Total pledged securities had a fair market value of $7.4 million at December 31, 2015 and $8.8 million at December 31, 2014. Securities having a fair market value of $4.4 million were pledged to secure public deposits, while securities pledged to secure Federal Home Loan Bank borrowings totaled $1.4 million. $1.6 million in securities were pledged for other purposes at December 31, 2015.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2015 and 2014 were as follows:

(Dollars In Thousands)	December 31,
	2015	2014
Construction:
Residential	$11,779	$10,019
Land acquisition, development & commercial	27,440	23,686
Real Estate:
Residential	100,268	86,269
Commercial	140,952	135,070
Commercial, industrial & agricultural	53,012	44,807
Equity lines	26,376	24,330
Consumer	7,531	7,498
Total loans	$367,358	$331,679
Less allowance for loan losses	(3,298)	(3,332)
Loans, net	$364,060	$328,347

The past-due and nonaccrual status of loans as of December 31, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past-Due		Total Past-Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$11,779	$11,779	$	−
Land acquisition, development & commercial		−		−		11		11	27,429	27,440		11
Real Estate:
Residential		297		−		50		347	99,921	100,268		−
Commercial		44		−		792		836	140,116	140,952		368
Commercial, industrial & agricultural		52		84		35		171	52,841	53,012		47
Equity lines		105		−		−		105	26,271	26,376		−
Consumer		−		−		−		−	7,531	7,531		−
Total		$498		$84		$888		$1,470	$365,888	$367,358		$426

The past-due and nonaccrual status of loans as of December 31, 2014 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past-Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$10,019	$10,019	$–
Land acquisition, development & commercial	–	–	–	–	23,686	23,686	–
Real Estate:
Residential	–	381	261	642	85,627	86,269	475
Commercial	–	85	–	85	134,985	135,070	758
Commercial, industrial & agricultural	96	–	–	96	44,711	44,807	–
Equity lines	105	–	–	105	24,225	24,330	–
Consumer	10	36	–	46	7,452	7,498	21
Total	$211	$502	$261	$974	$330,705	$331,679	$1,254

There were two loans, totaling $842 thousand that were past due ninety days or more and still accruing interest at December 31, 2015. There were no loans past due ninety days or more and still accruing interest at December 31, 2014.

Impaired loans, which include TDRs of $6.7 million, and the related allowance at December 31, 2015, were as follows:

December 31, 2015 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		247		247	–		255		13
Commercial		7,451		7,627	–		7,623		291
Commercial, industrial & agricultural		12		12	–		12		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,710		$7,886	$–		$7,890		$304

December 31, 2015 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		127		127		17		135		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$127		$127		$17		$135	$	−

Impaired loans, which include TDRs of $6.7 million, and the related allowance at December 31, 2014, were as follows:

December 31, 2014 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	–	–	–	–	–
Real Estate:
Residential	525	700	–	605	12
Commercial	7,507	7,507	–	8,563	289
Commercial, industrial & agricultural	–	–	–	–	–
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with no allowance	$8,032	$8,207	$–	$9,168	$301

December 31, 2014 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	–	–	–	–	–
Real Estate:
Residential	–	–	–	–	–
Commercial	141	141	141	153	–
Commercial, industrial & agricultural	–	–	–	–	–
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with an allowance	$141	$141	$141	$153	$–

Troubled Debt Restructurings

At December 31, 2015, six loans totaling $6.7 million were classified as troubled debt restructurings (“TDRs”). Four of the six loans totaling $6.4 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2015. The other two loans totaling $252 thousand were on nonaccrual status at year end 2015. The loan restructured into two TDRs during the year ended December 31, 2015 was included in substandard nonaccrual loans and impaired loans at the end of 2014. All six TDRs were current with their restructured terms at December 31, 2015.

At December 31, 2014, four loans totaling $6.7 million were classified as troubled debt restructurings. Two of the four loans totaling $6.1 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2014. The other two loans totaling $639 thousand were on nonaccrual status.  One of the loans evaluated separately for impairment at year end 2013 was modified as a TDR during the third quarter of 2014. The other was a TDR that was classified as a substandard non-accruing loan at December 31, 2014. The outstanding balance of this loan was $22 thousand at December 31, 2014.

There was no valuation allowance related to total TDRs at December 31, 2015, or December 31, 2014.

The following table presents by class of loan, information related to the loan modified in a TDR during the year ended December 31, 2015:

	Loans modified as TDRs For the year ended December 31, 2015
Class of Loan	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
		(Dollars in Thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:
Residential	—	—	—
Commercial	1	260	255
Commercial, industrial, agricultural	—	—	12
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$260	$267

In September 2014, the Company agreed to take ownership via a deed-in-lieu of foreclosure of a commercial property pledged to a loan. The property is included in other real estate owned. The remaining balance is reported as a loan modified as a TDR. The following table presents by class of loan, information related to the loan modified in a TDR during 2014:

Loans modified as TDRs For the year ended December 31, 2014
Class of Loan	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(Dollars in Thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:
Residential	—	—	—
Commercial	1	1,932	632
Commercial, industrial, agricultural	—	—	—
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$1,932	$632

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

Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2015, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2015	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$40	$83	$	−	$83	$11,779	$	−	$11,779
Land acquisition, development & commercial	453		−		−		(266)	187		−	187	27,440		−	27,440
Real estate:
Residential	833		−		1		213	1,047		−	1,047	100,268		247	100,021
Commercial	1,012		−		−		(11)	1,001		17	984	140,952		7,578	133,374
Commercial, industrial & agricultural	319		−		10		202	531		−	531	53,012		12	53,000
Equity lines	423		−		1		(147)	277		−	277	26,376		−	26,376
Consumer	65		(80)		34		66	85		−	85	7,531		−	7,531
Unallocated	184		−		−		(97)	87		−	87	−		−	−
Total	$3,332		$(80)		$46	$	−	$3,298		$17	$3,281	$367,358		$7,837	$359,521

The following table presents, as of December 31, 2014, the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment) and the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2014	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$156	$	−	$	−		$(113)	$43	$	−	$43	$10,019	$	−	$10,019
Land acquisition, development & commercial	872		−		−		(419)	453		−	453	23,686		−	23,686
Real estate:
Residential	867		(233)		34		165	833		−	833	86,269		525	85,744
Commercial	1,008		−		−		4	1,012		141	871	135,070		7,648	127,422
Commercial, industrial & agricultural	327		(55)		−		47	319		−	319	44,807		−	44,807
Equity lines	385		(136)		37		137	423		−	423	24,330		−	24,330
Consumer	63		(40)		4		38	65		−	65	7,498		−	7,498
Unallocated	43		−		−		141	184		−	184	−		−	−
Total	$3,721		$(464)		$75	$	−	$3,332		$141	$3,191	$331,679		$8,173	$323,506

Loans by credit quality indicators as of December 31, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$11,779	$	−	$	−	$	−	$11,779
Land acquisition, development & commercial	27,429		−		−		11	27,440
Real estate loans:
Residential	95,809		4,212		247		−	100,268
Commercial	138,034		1,155		1,395		368	140,952
Commercial, industrial, agricultural	51,801		1,164		−		47	53,012
Equity lines	26,376		−		−		−	26,376
Consumer	7,523		−		8		−	7,531
Total Loans	$358,751		$6,531		$1,650		$426	$367,358

At December 31, 2015, the Company does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2014 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,019	$	−	$	−	$	−	$10,019
Land acquisition, development & commercial	23,672		−		14		−	23,686
Real estate loans:
Residential	81,409		4,335		50		475	86,269
Commercial	131,087		2,302		923		758	135,070
Commercial, industrial, agricultural	44,248		521		38		−	44,807
Equity lines	24,330		−		−		−	24,330
Consumer	7,475		−		2		21	7,498
Total Loans	$322,240		$7,158		$1,027		$1,254	$331,679

 At December 31, 2014, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	(346)	(346)
Sales	(1,751)	348	(1,403)
Balance at the end of the year	$5,657	$(420)	$5,237

Changes in foreclosed properties for 2014 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$9,078	$(935)	$8,143
Additions	1,520	—	1,520
Writedowns	—	—	—
Sales	(1,618)	422	(1,196)
Transfer to fixed assets	(1,572)	91	(1,481)
Balance at the end of the year	$7,408	$(422)	$6,986

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2015 and December 31, 2014 were as follows:

(Dollars In Thousands)	2015	2014
Residential lots	$2,520	$3,023
Residential development	423	423
Commercial lots	90	1,076
Commercial buildings	2,204	2,464
Total Other Real Estate Owned	$5,237	$6,986

Other real estate owned related expenses in the consolidated statements of income for the years ended December 31, 2015 and December 31, 2014 include:

(Dollars In Thousands)	2015	2014
Net (gain) loss on sales	$—	$(10)
Provision for unrealized losses	346	—
Operating expenses	151	224
Total Other Real Estate Owned	$497	$214

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2015 and 2014 were as follows:

(Dollars In Thousands)	2015	2014
Land	$4,309	$4,656
Buildings and improvements	8,611	8,720
Leasehold improvements	2,149	2,149
Furniture and equipment	3,113	3,074
Software	554	487
Construction in process	13	49
Property and equipment, total	18,749	19,135
Less accumulated depreciation and amortization	4,741	4,235
Property and equipment, net	$14,008	$14,900

Depreciation and amortization expense was $762 thousand and $657 thousand for the years ended December 31, 2015 and 2014, respectively.

Leases

The Company currently leases its main office under a non-cancelable lease agreement. The original lease expired on December 31, 2015, which provided an option to extend the lease for two additional five-year periods. The lease was renewed for one additional term of ten years and it provides an option to extend the lease for one additional ten-year tem at expiration. The newly negotiated lease expires December 31, 2025. Terms of the new agreement provide for an annual rental increase, beginning January 1, 2017, based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The Company currently leases a branch location under a non-cancelable lease agreement. Terms of the agreement provide for an annual rental increase based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The lease expires on July 31, 2016 and provides an option to extend the lease for two additional five-year periods. The Company currently leases space to operate an automated teller machine under a non-cancelable lease agreement. The lease expires April 1, 2021 and provides an option to extend the lease for two additional five-year periods. Terms of the agreement provide for an annual rental increase of three percent over the rent for the immediately preceding lease year.

The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2015 were as follows:

(Dollars In Thousands)	2014
2016	$224
2017	168
2018	168
2019	169
2020	169
Thereafter	788
Total	$1,686

Rent expense for the years ended December 31, 2015 and 2014 was $333 thousand and $322 thousand, respectively, and is included in occupancy and equipment expense on the Company’s consolidated statements of income.

Note 7. Deposits

The aggregate amount of time deposits in denominations of over two hundred and fifty thousand dollars at December 31, 2015 and 2014 were $10.0 million and $9.4 million, respectively.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2015
2016	$74,626
2017	41,354
2018	14,024
2019	5,703
2020	3,903
Total	$139,610

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2015 and 2014, brokered deposits totaled $34.2 million and $40.2 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets. There were no deposit relationships over 5% of total deposits at the end of 2015.

Note 8. Federal Home Loan Bank Borrowings

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $22.0 million and $20.0 million as of December 31, 2015 and 2014, respectively. The Federal Home Loan Bank debt at December 31, 2015 is comprised of one convertible advance in the amount of $4 million, and three fixed rate advances totaling $18 million. Beginning on March 7, 2011, the Federal Home Loan Bank of Atlanta had the option to convert the convertible advance and on any quarterly interest payment date thereafter, with at least two business days’ notice. If called, the advance will be converted into a 3-month London Interbank Offered Rate (LIBOR) based adjustable rate credit.

At December 31, 2015 and 2014, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2015	2014
September 7, 2007	September 7, 2017	Quarterly	3.690%	$4,000	$4,000
April 13, 2012	April 13, 2016		1.265%	12,000	12,000
June 17, 2014	June 17, 2015		0.260%	-	2,000
June 17, 2014	June 17, 2016		0.670%	2,000	2,000
January 14, 2015	January 16, 2018		1.090%	4,000	-
				$22,000	$20,000

The Company had collateral pledged on these borrowings at December 31, 2015, including real estate loans totaling $30.7 million, investment securities totaling $1.4 million, and Federal Home Loan Bank stock with a book value of $1.3 million.

Note 9. Subordinated Notes

On December 18, 2015, the Company completed the issuance of $7.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various institutional accredited investors. The net proceeds of the offering are intended to support growth and be used for other general business purposes. The notes have a maturity date of December 30, 2025 and have an annual fixed interest rate of 6.75% until December 30, 2020. Thereafter, the notes will have a floating interest rate based on LIBOR. Interest will be paid semi-annually, in arrears, on June 30 and December 30 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on March 30, June 30, September 30 and December 30 throughout the floating interest rate period or earlier redemption date.

(Dollars in Thousands)
As of December 31, 2015	Principal	Unamortized Debt Issuance Costs	Net
Subordinated notes	$7,500	$306	$7,194

For the year ended December 31, 2015, the average effective interest rate was 6.89%.

The indebtedness evidenced by the notes, including principal and interest, is unsecured and subordinate and junior in right of the Company’s payments to general and secured creditors and depositors of its wholly owned subsidiary, HomeTown Bank.

The notes are redeemable, without penalty, on or after December 30, 2020 and, in certain limited circumstances, prior to that date.

The notes limit the Company from declaring or paying any dividend, or making any distribution on capital stock or other equity securities of any kind of the Company if the Company is not “well capitalized” for regulatory purposes, immediately prior to the declaration of such dividend or distribution, except for dividends payable solely in shares of common stock of the Company.

Note 10. Other Borrowings

Other borrowings consist of the following at December 31, 2015 and 2014:

(Dollars In Thousands)	2015	2014
Securities sold under agreements to repurchase	$759	$185
Warehouse line of credit	1,602	237
	$2,361	$422

Weighted average interest rate at December 31	2.25%	1.93%

Securities sold under agreements to repurchase are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The warehouse line of credit is a short-term revolving credit facility used to fund mortgage loans originations until the underlying loan is sold. The amount borrowed on the warehouse line of credit was $1.6 million at year end 2015 at a rate of LIBOR plus 2.25% with a LIBOR floor of 1.00%. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $18.5 million of fed funds lines of credit available at year-end 2015. At December 31, 2015and 2014, there were no advances on the fed funds or guidance lines.

Note 11. Fair Value Measurements

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

Level 2 - Valuation is based on observable inputs, including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 - Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third-party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,436	$–	$26,436	$–
Mortgaged-backed securities	8,773	–	8,773	–
Municipal securities	17,335	–	17,335	–

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,965	$–	$26,965	$–
Mortgaged-backed securities	9,739	–	9,739	–
Municipal securities	17,899	–	17,899	–

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

Loans held for sale: The carrying value of these loans approximates the fair value. These loans close in the name of the bank’s joint venture subsidiary HomeTown Residential Mortgage, LLC, but are generally sold within a two-week period. The Company records loans held for sale as nonrecurring Level 2.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014.

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$110	$–	$–	$110
Loans held for sale	1,643	–	1,643	–
Other real estate owned	5,237	–	1,300	3,937

(Dollars In Thousands)		Carrying value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$–	$–	$–	$–
Loans held for sale	242	–	242	–
Other real estate owned	6,986	–	3,255	3,731

At December 31, 2015 and December 31, 2014, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$110	Discounted appraised value	Selling cost	0%	-	0%	(0%)
			Discount for lack of marketability and age of appraisal	94.5%	-	94.5%	(94.5%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	9%	(8%)

	$2,202	Internal evaluations	Internal evaluations	4%	-	39%	(21%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$–	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	94%	-	94%	(94%)

Other real estate owned	$1,458	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	4%	(4%)

	$2,273	Internal evaluations	Internal evaluations	0%	-	33%	(11%)

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third-party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

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

Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 30 days approximate their fair values.

FHLB borrowings: The fair values for FHLB borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB borrowings to the contractual maturities on such FHLB borrowings.

Subordinated notes: The fair value of the subordinated notes is estimated using a discounted cash flow calculation that applies current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2015 and 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2015:

(Dollars In Thousands)		Fair value at December 31, 2015
Description	Carrying value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$28,745	$26,995	$1,767	$–	$28,762
Federal funds sold	1,329	1,329	–	–	1,329
Securities available for sale	52,544	–	52,544	–	52,544
Restricted equity securities	2,535	–	2,535	–	2,535
Loans held for sale	1,643	–	1,643	–	1,643
Loans, net	364,060	–	–	362,440	362,440
Bank owned life insurance	6,285	–	6,285	–	6,285
Accrued income	2,057	–	2,057	–	2,057
Financial liabilities
Total deposits	399,546	–	400,117	–	400,117
FHLB borrowings	22,000	–	22,191	–	22,191
Subordinated notes	7,194	–	7,354	–	7,354
Other borrowings	2,361	–	2,361	–	2,361
Accrued interest payable	372	–	372	–	372

 The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2014:

(Dollars In Thousands)		Fair value at December 31, 2014
Description	Carrying value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$13,795	$11,794	$2,012	$–	$13,806
Federal funds sold	649	649	–	–	649
Securities available for sale	54,603	–	54,603	–	54,603
Restricted equity securities	2,476	–	2,476	–	2,476
Loans held for sale	242	–	242	–	242
Loans, net	328,347	–	–	332,167	332,167
Bank owned life insurance	3,622	–	3,622	–	3,622
Accrued income	1,924	–	1,924	–	1,924
Financial liabilities
Total deposits	362,595	–	350,418	–	350,418
FHLB borrowings	20,000	–	20,356	–	20,356
Other borrowings	422	–	422	–	422
Accrued interest payable	272	–	272	–	272

Note 12. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Years Ended December 31,
	2015			2014
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,300,440	$2,714	$0.82	3,284,870	$2,575	$0.78
Series C Preferred Stock Dividends		840			840
Effect of dilutive securities:
Convertible preferred stock	2,234,740	−	(0.18)	2,240,000	−	(0.16)
Earnings per common share, diluted	5,535,180	$3,554	$0.64	5,524,870	$3,415	$0.62

At December 31, 2015 and 2014, stock options to purchase 546,460 and 549,560 shares, respectively, were outstanding. These options were not included in the calculation of diluted weighted average shares as their impact would be antidilutive. Non-vested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a dividends during the vesting period.

Note 13. Stock Based Compensation

The Company recorded stock based compensation expense of $137 thousand and $58 thousand for the years ended December 31, 2015 and 2014, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2015. On December 18, 2014, the Board of Directors granted 165 thousand shares which are vesting over a five-year period. Financial assumptions and variables used to determine the fair value of these stock options were: risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. Compensation expense is charged to income ratably over the vesting period and was $75 thousand and $2 thousand in 2015 and 2014, respectively. As of December 31, 2015, there was $301 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a period of four years. All previously issued options were fully vested at the end of 2012, resulting in no compensation expense being recorded in 2015 or 2014.

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2014	549,560	$8.61
Granted	–	–
Exercised	–	–
Forfeited	(3,100)	7.76
Balance at December 31, 2015	546,460	$8.62	$–	3.06
Exercisable at December 31, 2015	437,793	$9.04	$–	1.59

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $62 thousand in 2015 and $56 thousand in 2014. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2015 was $7.91 compared to $6.25 in 2014.  The Company granted 10,969 and 17,268 shares of restricted stock under the plan in 2015 and 2014, respectively.

As of December 31, 2015, there was $184 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2020. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	37,727	$5.56	27,846	$5.05
Granted	10,969	7.91	17,268	6.25
Vested	(10,848)	5.56	(7,387)	5.23
Cancelled	–	–	–	–
Nonvested at end of year	37,848	$6.24	37,727	$5.56

Note 14. Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income. The Supplemental Executive Retirement Plan (the “SERP”) provides lifetime payments equal to 20% of a participant’s average annual base salary for the five years immediately prior to retirement. There is an incentive formula with an additional benefit of 20% of a participant’s average annual base salary for the five years immediately prior to retirement if performance targets set by the Board of Directors are met. The SERP contains provisions for disability and survivor benefits, a benefits vesting schedule based on age attained and automatic full vesting in the event of a change in control of the Company. During 2015, the SERP was expanded to include all executive managers. Deferred compensation accrued under the SERP totaled $315 thousand and $129 thousand at the end of 2015 and 2014, respectively. The funding mechanism for the plan is Bank Owned Life Insurance policies on the lives of the participants.

Note 15. Employee Benefit Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $209 thousand for the years ended December 31, 2015 and 2014.

Note 16. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

The current and deferred components of income tax expense for the periods ended December 31, 2015 and 2014 are as follows:

(Dollars In Thousands)	2015	2014
Current	$1,514	$731
Deferred	81	856
Income tax expense	$1,595	$1,587

Rate Reconciliation

Total income tax expense differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following.

(Dollars In Thousands)	2015	2014
Tax at statutory federal rate	$1,770	$1,701
Tax-exempt interest income	(196)	(136)
Cash surrender value of life insurance	(55)	(35)
Incentive stock options	47	19
Other	29	38
Income tax expense	$1,595	$1,587

Deferred Income Tax Analysis

The significant components of net deferred taxes at December 31, 2015 and 2014 are summarized as follows:

(Dollars In Thousands)	2015	2014
Deferred tax assets
Pre-opening expenses	$78	$94
Allowance for loan losses	518	513
Stock-based compensation	236	236
Deferred compensation	107	44
Other real estate expenses	143	175
Nonaccrual loan interest	11	14
Deferred tax asset	1,093	1,076

Deferred tax liabilities
Property and equipment	327	360
Unrealized gain on securities available for sale	204	235
Deferred loan fees	821	721
Deferred tax liability	1,352	1,316
Net deferred tax liability	$(259)	$(240)

Note 17. Commitments and Contingencies

Litigation

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

A summary of the Company’s commitments at December 31, 2015 and 2014 is as follows (dollars in thousands):

(Dollars In Thousands)	2015	2014

Commitments to extend credit	$21,326	$21,137

Unfunded commitments under lines of credit	64,111	55,280

Standby letters of credit	5,264	5,563

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2015 and 2014, these reserve balances amounted to $3.9 million and $3.7 million, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits. Balances in excess of FDIC insured amounts totaled $3.8 million and $4.1 million at December 31, 2015 and 2014, respectively.

Purchase Obligation

On November 1, 2014, the Company entered into a marketing agreement involving naming, advertising, and sponsorship rights. The agreement was for three years, with an option for an additional two years. In relation to this agreement, the Company expensed $47.8 thousand and $9.5 thousand in 2015 and 2014, respectively. The agreement obligates the Company to pay $52.8 thousand in 2016, and $47.9 thousand in 2017 for these rights.

Note 18. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2015, there were $443 thousand in retained earnings available from which to pay dividends to common stockholders.

Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in January 1, 2019. As part of the new requirements, the Common Equity Tier 1 Capital is calculated and utilized in the assessment of capital for all institutions. Capital amounts and ratios for December 31, 2014 were calculated using the Basel I rules, which were effective until January 1, 2015. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2015 and 2014, the most recent regulatory notifications categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. In July 2013, the Federal Reserve Bank issued revised final rules that make technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules require the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and (4) a leverage ratio of 4% of total assets.  The rule introduces the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I common equity, and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2015, management believes the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank December 31, 2015	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$54,890	13.80%	$31,822	8.00%	$39,778	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$51,556	12.96%	$17,900	4.50%	$25,855	6.50%
Tier I Capital (to Risk-Weighted Assets)	$51,592	12.97%	$23,867	6.00%	$31,822	8.00%
Tier I Capital (to Average Assets)	$51,592	10.83%	$19,053	4.00%	$23,816	5.00%

HomeTown Bank December 31, 2014	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$45,695	13.00%	$28,125	8.00%	$35,157	10.0%
Tier I Common Equity (to Risk-Weighted Assets)	NA	NA	NA	NA	NA	NA
Tier I Capital (to Risk-Weighted Assets)	$42,363	12.05%	$14,063	4.00%	$21,094	6.0%
Tier I Capital (to Average Assets)	$42,363	10.00%	$16,952	4.00%	$21,190	5.0%

Note 19. Transactions with Related Parties

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

Aggregate loan transactions with related parties were as follows:

(Dollars In Thousands)	2015	2014

Balance, beginning	$8,048	$8,280
New loans	3,116	3,859
Repayments	(4,040)	(4,091)
Balance, ending	$7,124	$8,048

Aggregate deposit balances with related parties at December 31, 2015 and 2014 were $16.3 million and $6.4 million, respectively.

Note 20. Capital Transactions

On June 28, 2013, HomeTown Bankshares Corporation completed a $14,000,000 private placement of its convertible preferred stock. Pursuant to the terms of the Private Placement Memorandum, dated April 17, 2013 and amended thereafter, the Company sold 14,000 shares of its 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock at a price of $1,000 per share. The convertible preferred stock pays quarterly dividends equivalent to six percent (6.0%) per annum, and is convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment. The Company paid $840 thousand in dividends on Series C preferred stock in 2015 and 2014, respectively. For the year 2015, 400 shares of preferred stock were converted to 64,000 shares of common stock.

Note 21. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the years ended December 31, 2015 and 2014 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Years Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2015	2014
Available for sale securities
Realized gains on sales of securities held for sale during the period	$52	$128	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	18	44	Income tax expense
	$34	$84	Net income

Note 22. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows. The parent company was formed on September 4, 2009.

CONDENSED BALANCE SHEETS
Dollars In Thousands	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$1,576	$408
Investment in bank subsidiary	51,951	42,817
Other assets	7	—
Total assets	$53,534	$43,225
Liabilities and Stockholders’ Equity
Accrued interest payable	$18	$—
Other liabilities	305	—
Subordinated notes	7,194	—
Total liabilities	7,517	—
Stockholders’ equity:
Total stockholders’ equity	46,017	43,225
Total liabilities and stockholders’ equity	$53,534	$43,225

CONDENSED STATEMENTS OF INCOME
Dollars In Thousands	For the year ended December 31, 2015	For the year ended December 31, 2014
Dividend from Bank subsidiary	$630	$—
Income	630	—

Interest expense	19	—
Other expenses	181	143
Expenses	200	143
Net income (loss) before income taxes	430	(143)
Income tax benefit	68	48
Net income (loss) before equity in undistributed net income of subsidiary	498	(95)
Undistributed net income of subsidiary	3,056	3,510
Net Income	$3,554	$3,415

CONDENSED STATEMENTS OF CASH FLOWS
Dollars In Thousands	For the year ended December 31, 2015	For the year ended December 31, 2014
Cash flows from operating activities:
Net income	$3,554	$3,415
Equity in undistributed net income of subsidiary bank	(3,056)	(3,510)
Amortization expense on subordinated notes	1	—
Increase in other assets	(7)	—
Increase in interest payable	18	—
Increase in other liabilities	305	(9)
Net cash flows provided by (used in) operating activities	815	(104)

Cash flows from investing activities:
Capital contribution to bank subsidiary	(6,000)	—
Net cash flows used in investing activities	(6,000)	—

Cash flows from financing activities:
Issuance of subordinated notes	7,193	—
Preferred dividend payment	(840)	(840)
Net cash flows provided by (used in) financing activities	6,353	(840)

Net increase (decrease) in cash and cash equivalents	1,168	(944)

Cash and cash equivalents, beginning	408	1,352
Cash and cash equivalents, ending	$1,576	$408

Note 23. Subsequent Events

On February 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on March 15, 2016 to preferred shareholders of record February 29, 2016. On February 26, 2016, the Bank added $473 thousand to other real estate owned. At December 31, 2015, the related loan was included in “Current” in Note 3 and “Pass in Note 4. The borrower was an independent church and the membership voted to disband in the first quarter of 2016, prompting the Bank to negotiate a deed-in-lieu of foreclosure. Additional collateral in the form of an assigned note receivable was received as part of the negotiation. No loss was recognized when the loan was transferred to other real estate owned. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 30, 2016

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

Management assessed the effectiveness of HomeTown Bankshares’ internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this assessment, management believes that, as of December 31, 2015, HomeTown Bankshares’ internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.        OTHER INFORMATION

None.

PART III

ITEM  10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The Company has adopted a Code of Ethics that applies to its directors and executive officers, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted to the Investor Relations section of the Company’s website at www.hometownbank.com. In addition, a copy of the Code of Ethics may be obtained without charge by written request to the Company’s corporate secretary.

The information required by this item relating to the Company’s Audit Committee is included under the captions “Item 1: Election of Directors,” “Audit Committee Matters” and “—Audit Committee Report” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	546,460	(2)	$8.62	3,540	(3)
Equity compensation plans not approved by security holders	0		N/A	66,804	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(3)	Represents shares available for future issuance under the 2005 Stock Option Plan
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Bank’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
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

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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

HOMETOWN BANKSHARES CORPORATION

Date: March 30, 2016	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 30, 2016
Susan K. Still	Chief Executive Officer (principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	March 30, 2016
George B. Cartledge, Jr.

/S/ NANCY H. AGEE	Director	March 30, 2016
Nancy H. Agee

/S/ WARNER N. DALHOUSE	Director	March 30, 2016
Warner N. Dalhouse

/S/ MARC S. FINK	Director	March 30, 2016
Marc S. Fink

/S/ DANIEL D. HAMRICK	Director	March 30, 2016
Daniel D. Hamrick

/S/ WILLIAM R. RAKES	Director	March 30, 2016
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 30, 2016
James M. Turner, Jr.

/S/ CHARLES W. MANESS, JR.	Chief Financial Officer	March 30, 2016
Charles W. Maness, Jr.	(principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as amended incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2011.

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

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.