Form 10-Q
period 2016-03-31
HomeTown Bankshares Corp
filed 2016-05-16
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016.

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

As of May 12, 2016, 3,373,259 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

Dollars In Thousands, Except Share and Per Share Data	March 31, 2016	December 31, 2015
	(Unaudited)	*
Assets
Cash and due from banks	$27,890	$28,745
Federal funds sold	1,082	1,329
Securities available for sale, at fair value	54,757	52,544
Restricted equity securities, at cost	2,765	2,535
Loans held for sale	289	1,643
Loans, net of allowance for loan losses of $3,347 in 2016 and $3,298 in 2015	377,716	364,060
Property and equipment, net	13,864	14,008
Other real estate owned, net of valuation allowance of $420 in 2016 and in 2015	5,686	5,237
Bank owned life insurance	6,328	6,285
Accrued income	2,010	2,057
Other assets	935	942
Total assets	$493,322	$479,385

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$80,060	$77,268
Interest-bearing	333,558	322,278
Total deposits	413,618	399,546
Federal Home Loan Bank borrowings	22,000	22,000
Subordinated notes	7,202	7,194
Other borrowings	1,072	2,361
Accrued interest payable	569	372
Other liabilities	1,621	1,521
Total liabilities	446,082	432,994

Commitments and contingencies	–	–

Stockholders’ equity:
Convertible preferred stock, no par value; Series C authorized 20,000 shares, issued and outstanding 13,600 at March 31, 2016 and at December 31, 2015	12,893	12,893
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 3,373,259 (includes 37,633 restricted shares) at March 31, 2016 and 3,362,536 (includes 37,848 restricted shares) at December 31, 2015	16,801	16,801
Surplus	15,521	15,484
Retained earnings	1,040	443
Accumulated other comprehensive income	597	396
Total HomeTown Bankshares Corporation stockholders’ equity	46,852	46,017
Non-controlling interest in consolidated subsidiary	388	374
Total stockholders’ equity	47,240	46,391
Total liabilities and stockholders’ equity	$493,322	$479,385

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the three months ended March 31, 2016 and 2015

	For the Three Months Ended March 31,
Dollars In Thousands, Except Share and Per Share Data	2016	2015
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans and fees on loans	$4,256	$3,899
Taxable investment securities	204	206
Nontaxable investment securities	101	103
Dividends on restricted stock	34	33
Other interest income	19	9
Total interest and dividend income	4,614	4,250
Interest expense:
Deposits	504	448
Subordinated notes	134	–
Other borrowed funds	97	92
Total interest expense	735	540
Net interest income	3,879	3,710
Provision for loan losses	60	–
Net interest income after provision for loan losses	3,819	3,710

Noninterest income:
Service charges on deposit accounts	154	110
ATM and interchange income	147	122
Mortgage banking	175	120
Gains on sales of investment securities	5	40
Other income	130	143
Total noninterest income	611	535

Noninterest expense:
Salaries and employee benefits	1,726	1,541
Occupancy and equipment expense	434	445
Data processing expense	232	212
Advertising and marketing expense	94	242
Professional fees	101	112
Bank franchise taxes	92	66
FDIC insurance expense	83	75
Other real estate owned expense	22	30
Directors’ fees	107	52
Other expense	371	334
Total noninterest expense	3,262	3,109
Net income before income taxes	1,168	1,136
Income tax expense	353	346
Net income	815	790
Less net income attributable to non-controlling interest	14	14
Net income attributable to HomeTown Bankshares Corporation	801	776
Effective dividends on preferred stock	204	210
Net income available to common stockholders	$597	$566
Basic earnings per common share	$0.18	$0.17
Diluted earnings per common share	$0.14	$0.14
Weighted average common shares outstanding	3,366,778	3,291,517
Diluted weighted average common shares outstanding	5,565,629	5,531,517

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2016 and 2015

	For the Three Months Ended March 31,
	2016	2015
Dollars In Thousands	(Unaudited)	(Unaudited)
Net income	$815	$790

Other comprehensive income:
Net unrealized holding gains on securities available for sale during the period	310	312
Deferred income tax expense on unrealized holding gains on securities available for sale	(106)	(106)
Reclassification adjustment for gains on sales of investment securities included in net income	(5)	(40)
Tax expense related to realized gains on securities sold	2	14
Total other comprehensive income	201	180

Comprehensive income	1,016	970
Less: Comprehensive income attributable to the non-controlling interest	14	14
Comprehensive income attributable to HomeTown Bankshares Corporation	$1,002	$956

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

	For the Three Months Ended March 31,
Dollars in Thousands	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$815	$790
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	189	185
Provision for loan losses	60	–
Amortization of premium on securities, net	139	145
Amortization of discount on subordinated notes	8	–
Gains on sales of loans held for sale	(144)	(86)
Gains on sales of investment securities	(5)	(40)
Increase in value of life insurance contracts	(43)	(28)
Stock compensation expense	37	33
Originations of loans held for sale	(4,664)	(3,367)
Proceeds from sales of loans held for sale	6,162	3,156
Changes in assets and liabilities:
Accrued income	47	(64)
Other assets	7	(18)
Deferred taxes, net	(303)	(92)
Accrued interest payable	197	31
Other liabilities	299	(373)
Net cash flows provided by operating activities	2,801	272
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	247	(721)
Purchases of available for sale securities	(4,002)	(1,748)
Sales, maturities, and calls of available for sale securities	1,935	5,360
Purchase of restricted equity securities, net	(230)	(204)
Net increase in loans	(14,164)	(7,681)
Proceeds from sales of other real estate	24	69
Purchases of bank owned life insurance	–	(2,500)
Purchases of property and equipment	(45)	(186)
Net cash flows used in investing activities	(16,235)	(7,611)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	2,792	1,656
Net increase in interest-bearing deposits	11,280	2,344
Net increase in FHLB borrowings	–	4,000
Net increase (decrease) in other borrowings	(1,289)	392
Net increase in equity of non-controlling interest	–	317
Preferred stock dividend payment	(204)	(210)
Net cash flows provided by financing activities	12,579	8,499
Net increase (decrease) in cash and cash equivalents	(855)	1,160
Cash and cash equivalents, beginning	28,745	13,795
Cash and cash equivalents, ending	$27,890	$14,955
Supplemental disclosure of cash flow information:
Cash payments for interest	$538	$509
Cash payments for income taxes	$28	$646
Supplemental disclosure of noncash investing activities:
Change in unrealized gains on available for sale securities	$305	$272
Transfer from loans to other real estate	$473	$–

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

Basis of Presentation

The consolidated financial statements as of March 31, 2016 and for the periods ended March 31, 2016 and 2015 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended March 31, 2016 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2015, included in the Company’s Form 10-K for the year ended December 31, 2015. Interim financial performance is not necessarily indicative of performance for the full year.

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

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2016 and December 31, 2015, are as follows:

(Dollars In Thousands)	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$28,507	$330	$(99)	$28,738
Mortgage-backed securities	8,353	65	(45)	8,373
Municipal securities	17,017	661	(32)	17,646
	$53,877	$1,056	$(176)	$54,757

(Dollars In Thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$26,385	$242	$(191)	$26,436
Mortgage-backed securities	8,803	60	(90)	8,773
Municipal securities	16,756	594	(15)	17,335
	$51,944	$896	$(296)	$52,544

U. S. Government and federal agency securities: The unrealized losses on seventeen of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

Mortgage-backed securities: The unrealized losses on eleven of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

Municipal securities: The unrealized losses on eight of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

The following tables demonstrate the unrealized loss position of available-for-sale securities at March 31, 2016 and December 31, 2015. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	March 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$6,850	$(50)	$3,284	$(49)	$10,134	$(99)
Mortgage-backed securities	1,562	(5)	2,504	(40)	4,066	(45)
Municipal securities	1,743	(26)	539	(6)	2,282	(32)
	$10,155	$(81)	$6,327	$(95)	$16,482	$(176)

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$8,878	$(106)	$5,275	$(85)	$14,153	$(191)
Mortgage-backed securities	3,447	(32)	2,718	(58)	6,165	(90)
Municipal securities	805	(10)	526	(5)	1,331	(15)
	$13,130	$(148)	$8,519	$(148)	$21,649	$(296)

There are thirty-six debt securities with fair values totaling $16.5 million considered temporarily impaired at March 31, 2016.  As of March 31, 2016, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $5 thousand and no realized losses on sales of securities in the first three months of 2016. The Company realized gains of $55 thousand and $15 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at March 31, 2016, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$2	$2
Over one through five years	1,963	1,993
Over five through ten years	10,708	10,771
Greater than 10 years	41,204	41,991
	$53,877	$54,757

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2016 and December 31, 2015 were as follows:

(Dollars In Thousands)	March 31, 2016	December 31, 2015
Construction loans:
Residential	$10,983	$11,779
Land acquisition, development & commercial	30,167	27,440
Real estate:
Residential	105,055	100,268
Commercial	147,561	140,952
Commercial, industrial & agricultural	52,913	53,012
Equity lines	26,954	26,376
Consumer	7,430	7,531
Total	381,063	367,358
Less allowance for loan losses	(3,347)	(3,298)
Loans, net	$377,716	$364,060

The past due and nonaccrual status of loans as of March 31, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$10,983	$10,983	$	−
Land acquisition, development & commercial		−		−		10		10	30,157	30,167		10
Real estate:
Residential		495		815		−		1,310	103,745	105,055		−
Commercial		−		−		−		−	147,561	147,561		360
Commercial, industrial & agricultural		167		−		34		201	52,712	52,913		45
Equity lines		−		98		305		403	26,551	26,954		−
Consumer		2		−		−		2	7,428	7,430		−
Total		$664		$913		$349		$1,926	$379,137	$381,063		$415

The past-due and nonaccrual status of loans as of December 31, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past- Due		Total Past- Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$11,779	$11,779	$	−
Land acquisition, development & commercial		−		−		11		11	27,429	27,440		11
Real Estate:
Residential		297		−		50		347	99,921	100,268		−
Commercial		44		−		792		836	140,116	140,952		368
Commercial, industrial & agricultural		52		84		35		171	52,841	53,012		47
Equity lines		105		−		−		105	26,271	26,376		−
Consumer		−		−		−		−	7,531	7,531		−
Total		$498		$84		$888		$1,470	$365,888	$367,358		$426

There was one loan of $305 thousand that was past due ninety days or more and still accruing interest as of March 31, 2016. There were two loans, totaling $842 thousand, which were past due ninety days or more and still accruing interest at December 31, 2015.

Impaired loans, which include TDR’s of $6.6 million, and the related allowance at March 31, 2016, were as follows:

March 31, 2016 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		195		195		−		213		5
Commercial		7,476		7,652		−		7,481		74
Commercial, industrial & agricultural		12		12		−		12		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$7,683		$7,859	$	−		$7,706		$79

March 31, 2016 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		124		124		17		127		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$124		$124		$17		$127	$	−

Impaired loans, which include TDRs of $6.7 million, and the related allowance at December 31, 2015, were as follows:

December 31, 2015	Recorded	Unpaid		Average	Interest
With no related allowance:	Investment	Principal	Related	Balance	Income
(Dollars In Thousands)	in Loans	Balance	Allowance	Total Loans	Recognized
Construction:
Residential	$ −	$ −	$–	$ −	$ −
Land acquisition, development & commercial	−	−	–	−	−
Real Estate:
Residential	247	247	–	255	13
Commercial	7,451	7,627	–	7,623	291
Commercial, industrial & agricultural	12	12	–	12	−
Equity lines	−	−	–	−	−
Consumer	−	−	–	−	−
Total loans with no allowance	$7,710	$7,886	$–	$7,890	$304

December 31, 2015	Recorded	Unpaid		Average	Interest
With an allowance recorded:	Investment	Principal	Related	Balance	Income
(Dollars In Thousands)	in Loans	Balance	Allowance	Total Loans	Recognized
Construction:
Residential	$ −	$ −	$ −	$ −	$ −
Land acquisition, development & commercial	−	−	−	−	−
Real Estate:
Residential	−	−	−	−	−
Commercial	127	127	17	135	−
Commercial, industrial & agricultural	−	−	−	−	−
Equity lines	−	−	−	−	−
Consumer	−	−	−	−	−
Total loans with an allowance	$127	$127	$17	$135	$ −

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.6 million at March 31, 2016.  This compares with $6.7 million in total restructured loans at December 31, 2015.

No loans were modified in a TDR during the first quarter of 2016.

The following table presents by class of loan, information related to the loan modified in a TDR during the three months ended March 31, 2015:

	Loans modified as TDR's For the three months ended March 31, 2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
		(Dollars in Thousands)
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:
Residential	—	—	—
Commercial	1	260	255
Commercial, industrial, agricultural	—	—	12
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$260	$267

Four of the six loans totaling $6.4 million were not on nonaccrual status at March 31, 2016. The other two loans totaling $247 thousand were on nonaccrual status at the end of the first quarter of 2016.  The loan identified above in the table restructured into two TDR’s during the three months ended March 31, 2015. It was included in substandard nonaccrual loans and impaired loans at the end of 2014. All six TDR’s were current with their restructured terms at March 31, 2016.

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

Note 4. Allowance for Loan Losses

The following table presents, as of March 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

March 31, 2016	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending Balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$(6)	$77	$	−	$77	$10,983	$	−	$10,983
Land acquisition, development & commercial	187		−		−	33	220		−	220	30,167		−	30,167
Real estate:
Residential	1,047		−		−	(7)	1,040		−	1,040	105,055		195	104,860
Commercial	1,001		−		−	95	1,096		17	1,079	147,561		7,600	139,961
Commercial, industrial & agricultural	531		−		−	(102)	429		−	429	52,913		12	52,901
Equity lines	277		−		−	19	296		−	296	26,954		−	26,954
Consumer	85		(15)		4	23	97		−	97	7,430		−	7,430
Unallocated	87		−		−	5	92		−	92	−		−	−
Total	$3,298		$(15)		$4	$60	$3,347		$17	$3,330	$381,063		$7,807	$373,256

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2015	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$40	$83	$	−	$83	$11,779	$	−	$11,779
Land acquisition, development & commercial	453		−		−		(266)	187		−	187	27,440		−	27,440
Real estate:
Residential	833		−		1		213	1,047		−	1,047	100,268		247	100,021
Commercial	1,012		−		−		(11)	1,001		17	984	140,952		7,578	133,374
Commercial, industrial & agricultural	319		−		10		202	531		−	531	53,012		12	53,000
Equity lines	423		−		1		(147)	277		−	277	26,376		−	26,376
Consumer	65		(80)		34		66	85		−	85	7,531		−	7,531
Unallocated	184		−		−		(97)	87		−	87	−		−	−
Total	$3,332		$(80)		$46	$	−	$3,298		$17	$3,281	$367,358		$7,837	$359,521

Loans by credit quality indicators as of March 31, 2016 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,983	$	−	$	−	$	−	$10,983
Land acquisition, development & commercial	30,157		−		−		10	30,167
Real estate loans:
Residential	104,859		−		196		−	105,055
Commercial	145,762		−		1,439		360	147,561
Commercial, industrial, agricultural	52,181		687		−		45	52,913
Equity lines	26,954		−		−		−	26,954
Consumer	7,424		−		6		−	7,430
Total Loans	$378,320		$687		$1,641		$415	$381,063

Loans by credit quality indicators as of December 31, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$11,779	$	−	$	−	$	−	$11,779
Land acquisition, development & commercial	27,429		−		−		11	27,440
Real estate loans:
Residential	95,809		4,212		247		−	100,268
Commercial	138,034		1,155		1,395		368	140,952
Commercial, industrial, agricultural	51,801		1,164		−		47	53,012
Equity lines	26,376		−		−		−	26,376
Consumer	7,523		−		8		−	7,531
Total Loans	$358,751		$6,531		$1,650		$426	$367,358

At March 31, 2016 and December 31, 2015, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the nine months ended March 31, 2016 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	473	—	473
Writedowns	—	—	—
Sales	(24)	—	(24)
Balance at the end of the period	$6,106	$(420)	$5,686

Changes in foreclosed properties for the nine months ended March 31, 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	—	—
Sales	(69)	—	(69)
Balance at the end of the period	$7,339	$(422)	$6,917

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2016 and December 31, 2015 were as follows:

(Dollars In Thousands)	March 31, 2016	December 31, 2015
Residential lots	$2,496	$2,520
Residential development	423	423
Commercial lots	90	90
Commercial buildings	2,677	2,204
Total Other Real Estate Owned	$5,686	$5,237

There were no residential real estate loans in the process of foreclosure at March 31, 2016 or December 31, 2015.

Other real estate owned related expenses in the consolidated statements of income for the three months ended March 31, 2016 and March 31, 2015 include:

(Dollars In Thousands)	Three months Ended March 31, 2016	Three months Ended March 31, 2015
Net gain on sales	$—	$—
Provision for unrealized losses	—	—
Operating expenses	22	30
Total Other Real Estate Owned	$22	$30

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $37 thousand and $33 thousand for the years to date March 31, 2016 and 2015, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  On December 18, 2014, the Board of Directors granted 165 thousand shares which will vest over a five year period. Financial assumptions and variables used to determine the fair value of these stock options are; risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. The fair value of the options was determined to be $2.29 per option. Compensation expense will be charged to income ratably over the vesting period and was $19 thousand year to date March 31, 2016 and $18 thousand year to date March 31, 2015. As of March 31, 2016 there was $282 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 3.75 years. No options were granted during the three months ended March 31, 2016. All previously issued options were fully vested at the end of 2012.

A summary of option activity under the 2005 stock option plan year to date March 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2015	546,460	$8.62
Granted	–	–
Exercised	–	–
Forfeited	–	–
Balance at March 31, 2016	546,460	$8.62	$461,028	2.81
Exercisable at March 31, 2016	437,793	$9.04	$200,228	1.34

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2016.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $18 thousand and $15 thousand for the years to date March 31, 2016 and 2015, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 10,723 and 8,670 shares of restricted stock under the plan during the years to date March 31, 2016 and 2015, respectively. The weighted-average grant date fair value of restricted stock granted in 2016 was $9.45 compared to $7.70 in 2015.

As of March 31, 2016, there was $165 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2021. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	37,848	$6.24	37,727	$5.56
Granted	10,723	9.45	8,670	7.70
Vested	(10,938)	5.65	(10,848)	5.56
Cancelled	–	–	–	–
Nonvested at the end of the period	37,633	$7.33	35,549	$6.08

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

(Dollars In Thousands)		Carrying value at March 31, 2016
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$28,738	$–	$28,738	$–
Mortgaged-backed securities	8,373	–	8,373	–
Municipal securities	17,646	–	17,646	–

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$26,436	$–	$26,436	$–
Mortgaged-backed securities	8,773	–	8,773	–
Municipal securities	17,335	–	17,335	–

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and a specific reserve is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of any loss. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If carried at market price based on appraised value using observable market data, it is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraisal value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

(Dollars In Thousands)		Carrying value at March 31, 2016
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$107	$–	$–	$107
Loans held for sale	289	–	289	–
Other real estate owned	5,686	–	1,773	3,913

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$110	$–	$–	$110
Loans held for sale	1,643	–	1,643	–
Other real estate owned	5,237	–	1,300	3,937

At March 31, 2016 and December 31, 2015, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2016:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for March 31, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$107	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	95%	-	95%	(95%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	9%	(8%)

	$2,178	Internal evaluations	Internal evaluations	4%	-	39%	(22%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$110	Discounted appraised value	Selling cost	0%	-	0%	(0%)
			Discount for lack of marketability and age of appraisal	95%	-	95%	(95%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	9%	(8%)

	$2,202	Internal evaluations	Internal evaluations	4%	-	39%	(21%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At March 31, 2016 and December 31, 2015, management believes the carrying value of federal funds sold approximates estimated market value.

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

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. Their fair values are measured utilizing independent valuation techniques of similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at March 31, 2016:

(Dollars In Thousands)		Fair value at March 31, 2016
Description	Carrying value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$27,890	$26,140	$1,761	$–	$27,901
Federal funds sold	1,082	1,082	–	–	1,082
Securities available-for-sale	54,757	–	54,757	–	54,757
Restricted equity securities	2,765	–	2,765	–	2,765
Loans held for sale	289	–	289	–	289
Loans, net	377,716	–	–	380,568	380,568
Bank owned life insurance	6,328	–	6,328	–	6,328
Accrued income	2,010	–	2,010	–	2,010
Financial liabilities
Total deposits	413,618	–	414,104	–	414,104
FHLB borrowings	22,000	–	22,165	–	22,165
Subordinated notes	7,202	–	7,055	–	7,055
Other borrowings	1,072	–	1,072	–	1,072
Accrued interest payable	569	–	569	–	569

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2015:

(Dollars In Thousands)		Fair value at December 31, 2015
Description	Carrying value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$28,745	$26,995	$1,767	$–	$28,762
Federal funds sold	1,329	1,329	–	–	1,329
Securities available for sale	52,544	–	52,544	–	52,544
Restricted equity securities	2,535	–	2,535	–	2,535
Loans held for sale	1,643	–	1,643	–	1,643
Loans, net	364,060	–	–	362,440	362,440
Bank owned life insurance	6,285	–	6,285	–	6,285
Accrued income	2,057	–	2,057	–	2,057
Financial liabilities
Total deposits	399,546	–	400,117	–	400,117
FHLB borrowings	22,000	–	22,191	–	22,191
Subordinated notes	7,194	–	7,354	–	7,354
Other borrowings	2,361	–	2,361	–	2,361
Accrued interest payable	372	–	372	–	372

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three months ended March 31, 2016 and 2015 are as follows:

	Amounts Reclassified from
Details about Other Comprehensive	Other Comprehensive Income		Affected Line Item in the Statement
Components	for the Three Months Ended March 31,		Where Net Income is Presented
(Dollars In Thousands)	2015	2015
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$5	$40	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	2	14	Income tax expense
	$3	$26	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Three Months Ended March 31,
	2016			2015
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,366,778	$597	$0.18	3,291,517	$566	$0.17
Series C Preferred Stock Dividends		204			210
Effect of dilutive securities:
Convertible preferred stock	2,176,000	−	(0.04)	2,240,000	−	(0.03)
Dilutive stock options	22,851	−	−	−	−	−
Earnings per common share, diluted	5,565,629	$801	$0.14	5,531,517	$776	$0.14

Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

Note 10. Subsequent Events

On April 28, 2016, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $15.00 per Series C convertible preferred share, payable on June 15, 2016 to preferred shareholders of record May 31, 2016.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2015. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the Roanoke Valley, the New River Valley and Smith Mountain Lake. The Company serves these markets through a network of six branches, seven ATM’s, HomeTown Mortgage and HomeTown Investments. A high level of responsive and personal service coupled with local decision-making are the hallmarks of the Company’s customer oriented strategy. The Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake; in the town of Christiansburg, Virginia at 2950 Market Street; in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419; in the City of Roanoke, Virginia at 3521 Franklin Road; and in the City of Salem, Virginia at 852 West Main Street. HomeTown Bank, with a 49% interest in the joint venture HomeTown Residential Mortgage, LLC, operates a dedicated mortgage office on Colonial Ave., next to the existing branch. The Company has a secure Operations Center at 4633 Brambleton Avenue in Roanoke.

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

The Private Wealth Group offers personalized, banking solutions to work with customers to clarify financial goals and bring together professionals to satisfy their investment, trust, credit and other financial needs. Revenue from wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions.

The following is a discussion of factors that significantly affected the financial condition and results of operations of HomeTown Bankshares Corporation. This discussion should be read in connection with the financial statements presented herein.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2015. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

Discussion of Operations

Executive Summary

HomeTown Bankshares reported earnings for the first quarter of 2016 exceeded earnings for the same period in the prior year by 3.2%. Favorable variances in net interest income, and noninterest income were partially negated by higher provision for loan losses and noninterest expense. Net interest income rose as the result of increased interest earned on the expanding loan portfolio, partially negated by the higher cost of interest expense to fund the expansion. The increase in the size of the loan portfolio also required an increase in the allowance for loan losses through a provision entry in 2016. The credit quality of the loan portfolio continued to be good during the first quarter of 2016.

Three Months Ended March 31, 2016

Net income attributable to HomeTown Bankshares was $801 thousand for the first quarter of 2016, an increase of $25 thousand or 3.2% over the same quarter last year. Favorable variances in net interest income, and noninterest income were partially offset by an unfavorable variance in provision for loan losses and noninterest expense.

Net interest income for the three months ended March 31, 2016 totaled $3.9 million, and was $169 thousand or 4.6% greater than the same quarter in the prior year. The expansion of the loan portfolio provided $363 thousand in additional interest income. Average loans for the quarter were $371 million, $36.3 million or 10.9% over the first quarter of 2015. Deposits and proceeds from the subordinated notes issued in December 2015 funded much of the expansion of the loan portfolio. Average total interest bearing deposits for the first quarter of 2016 totaled $323 million, an increase of $10.8 million over the average for the same quarter in 2015.

The net interest margin was 3.62%, 3.77%, and 3.84% for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The subordinated notes were issued at the end of 2015 to provide a more stable source of liquidity to fund earning asset growth. The cost of the subordinated notes accounted for 10 basis points of the 15 basis points drop for the first quarter of 2016 compared to the last quarter of 2015, and 12 basis points of the 22 basis points decline for the first quarter of 2016 compared to the same quarter last year. The remainder of the decrease in the net interest margin was due to spread compression as the yield on earning assets declined while the cost of funds rose. Early payoffs of several loans in the first quarter accelerated the amortization of the net deferred loan costs which contributed to lower loan yields along with downward pressure on rates stemming from stiff competition in the market place. A CD promotion in June 2015 contributed to higher costs of time deposits for the first quarter of 2016 compared to the first quarter last year. The CD promotion was used to generate funding last year. There were a few downward adjustments of other interest bearing deposit rates since March 31, 2015. Management does not expect any additional downward adjustments in 2016, and, in fact, rates paid on deposits products may rise.

The artificially low interest rate environment is expected to continue to put pressure on the margin. The Federal Open Market Committee in its April 27, 2016 press release stated they “…expect that economic conditions will evolve in a manner that will warrant only gradual increases in the fed funds rate; the federal funds rate is likely to remain , for some time, below levels that are expected to prevail in the longer run.”

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,482	$1	0.38%	$1,034	$—	0.16%
Deposits in banks	8,362	18	0.87	5,850	9	0.60
Securities, taxable	37,470	204	2.18	38,012	206	2.17
Securities, nontaxable (1)	14,827	101	4.07	14,706	103	4.23
Restricted equity securities	2,598	34	5.31	2,638	33	5.01
Loans held for sale	374	4	3.92	304	3	4.25
Loans (1)	370,890	4,252	4.61	334,567	3,896	4.72
Total earnings assets	436,003	4,614	4.30	397,111	4,250	4.39
Less: Allowance for loan losses	(3,292)			(3,331)
Total non-earning assets	51,068			39,894
Total Assets	$483,779			$433,674

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$74,120	$26	0.14%	$82,177	$33	0.16%
Money market savings	67,907	40	0.24	59,550	42	0.28
Regular savings	39,581	36	0.37	34,044	35	0.42
Time Deposits	141,191	402	1.15	136,237	338	1.01
FHLB borrowings	22,000	90	1.62	23,441	89	1.51
Subordinated notes	7,197	134	7.37	—	—	—
Other borrowings	1,647	7	1.68	913	3	1.25
Total interest bearing liabilities	353,643	735	0.83	336,362	540	0.65
Non-interest bearing liabilities:
Demand deposits	81,036			51,494
Other liabilities	1,991			2,031
Total liabilities	436,670			389,887
Total HomeTown Bankshares Corporation stockholders’ equity	46,523			43,783
Non-controlling interest in consolidated subsidiary	586	—		4	—
Total Liabilities and Stockholders’ Equity	$483,779	735		$433,674	540
Net interest income		$3,879			$3,710
Interest rate spread			3.47			3.74
Interest expense to average earning assets			0.68			0.55
Net interest margin			3.62%			3.84%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2014
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$1	$—
Deposits in banks	9	5	4
Securities, taxable	(2)	1	(3)
Securities, nontaxable	(2)	(3)	1
Restricted equity securities	1	1	—
Loans held for sale	1	—	1
Loans	356	(7)	363
Total interest income	364	(2)	366

Interest expense:
Interest bearing liabilities:
Checking	(7)	(4)	(3)
Money market savings	(2)	(7)	5
Regular savings	1	(4)	5
Time Deposits	64	36	28
FHLB borrowings	1	7	(6)
Subordinated notes	134	—	134
Other borrowings	4	—	4
Total interest expense	195	28	167
Net interest income	$169	$(30)	$199

A provision for loan losses of $60 thousand was recorded in the first quarter of 2016 compared to none in any quarter of the prior year. Loan quality remains strong. The continuing growth of the loan portfolio precipitated the recordation of a provision in the current period. See discussion under Allowance for Loan Losses for additional information.

Excluding gains on the sales of securities, noninterest income increased $111 or 22.4% from the same quarter last year. Service charges on deposit accounts, and ATM and interchange income were up $69 thousand for the first quarter of 2016 compared to 2015 due to deposit growth and changes late in the quarter in the fee structure to be more in line with industry norms in the last half of 2015. Mortgage banking income was $55 thousand higher than the prior year.   The Virginia Association of Realtors reported 1,737 homes sold in the first quarter of 2016 compared to 1,627 for the same quarter last year for the Roanoke, Lynchburg and Blacksburg region. Other income was $13 thousand lower for the quarter ended March 31, 2016 compared to the same quarter last year. Favorable variances from the continued growth of merchant processing income, investment brokerage commission fees, and loan fees, were largely offset by the loss of $59 thousand in rental income from the sale of a building adjacent to a branch for a gain in the last quarter of 2015.

For the three months ended March 31, 2016, noninterest expense was $3.3 million, $153 thousand or 4.9% more than the $3.1 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended March 31, 2016 were $185 thousand or 12.0% greater for the first three months of 2016 than 2015. The numbers of full time equivalent employees were 96 and 89 at March 31, 2016 and March 31, 2015, respectively. The increase was due to several factors including the addition of Private Wealth which contributed to loan and deposit growth during the quarter. Other factors included unfilled open positions in the prior year, and new positions to accommodate growth, as well as annual merit raises. Advertising and marketing expense for the first quarter of 2016 varied favorably with the prior year. Last year efforts were accelerated in the first part of 2015 to take advantage of competitive opportunities in the local banking market created by the acquisition of Valley Bank by a North Carolina headquartered financial institution. HomeTown Bank is now the largest community bank headquartered in the Roanoke Valley. Bank Franchise Tax was $26 thousand more than the previous year through March 31. The increase in the Bank’s equity from retained earnings, the capital infusion of $6.0 million from the proceeds of the subordinated notes issued at the end of 2015, and the reduction in real estate taxes paid on foreclosed properties which are deducted from capital on the Bank Franchise return. Board of Directors fees were raised in 2016 in recognition of the Company’s growth in asset size.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At March 31, 2016, the Company had total assets of $493 million, up $13.9 million or 2.9% since year end 2015.   The continuing expansion of the loan portfolio by $13.7 million during the three months since December 31, 2015, accounted for most of the asset growth. Gross loans increased $13.7 million during the three months since year end. The investments in securities available for sale increased $2.2 million since year end 2015 to $54.8 million at March 31, 2016.

The Company’s liabilities at March 31, 2016 totaled $446 million compared to $433 million at December 31, 2015, an increase of $13.1 million or 3.0%. Deposits rose $14.1 million during the same period to $414 million at quarter end, due to core deposit growth. Interest-bearing deposits accounted for $11.3 million of the total increase in deposits.

At March 31, 2016 and December 31, 2015, the stockholders’ equity of HomeTown Bankshares was $46.9 million and $46.0 million, respectively, an increase of $835 thousand or 1.8%. The change in stockholders’ equity in the first three months of 2016 was mainly the result of net income.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Real Estate:
Construction and land development	$10	$11
Residential 1-4 families	—	—
Commercial real estate	360	368
Commercial loans	45	47
Equity lines	—	—
Loans to individuals	—	—
Total nonperforming loans	415	426
Other real estate owned	5,686	5,237
Total nonperforming assets, excluding performing restructured loans	6,101	5,663
Performing restructured loans	6,378	6,398
Total nonperforming assets, including restructured loans	$12,479	$12,061

During the first quarter of 2016, the Bank added $473 thousand to other real estate owned. At December 31, 2015, the related loan was included in “Current” in Note 3 and “Pass” in Note 4. The borrower was an independent church and the membership voted to disband in the first quarter of 2016, prompting the Bank to negotiate a deed-in-lieu of foreclosure. Additional collateral in the form of an assigned note receivable was received as part of the negotiation. No loss was recognized when the loan was transferred to other real estate. Two of the three borrowers, with nonaccrual loans comprising $371 thousand of the total nonaccruing loans of $415 thousand, were making payments and were not past due at the end of the quarter; however, they are remaining on nonaccrual until performance warrants return to accrual status.

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.6 million at March 31, 2016.  Four of the six loans were performing in accordance with their restructured terms and were not on nonaccrual status.   For the three months ended March 31, 2016, no loans were modified in a TDR compared to one loan modified into two restructured loans for the same period in 2015 . See Note 3 Loans for more information.

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2016 and December 31, 2015 are included in Note 5, and the activity in other real estate owned for the first three months of 2016 and 2015 is also included in Note 5.

No gains or losses on sales of other real estate or writedowns were recorded in the first three months of 2016 or 2015.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first quarter of 2016, a provision of $60 thousand was recorded.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $17 thousand at March 31, 2016 and December 31, 2015.  Impaired loans totaled $7.8 million at March 31, 2016 and December 31, 2015.

The percentage of the allowance for loan losses to total loans was 0.88% and 0.90% at March 31, 2016, and December 31, 2015, respectively.  Unallocated reserves were $92 thousand at March 31, 2016 and $87 thousand at December 31, 2015. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The major indicators of loan quality have continued to be favorable. The driver of the provision recorded in 2016 was the increase in loan volume. Net charges offs continue to be relatively low and as a percent of average loans were 0.01% for the first quarter of 2016. Nonperforming loans were 0.11% and 0.12% of total loans at the end of the first quarter of 2016 and at the end of 2015, respectively. The allowance for loan losses to nonaccrual loans was over 807% at March 31, 2016 and 775% at December 31, 2015.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $73.2 million at March 31, 2016, compared to $73.0 million at December 31, 2015, and $55.7 million at March 31, 2015.   The changes in the level of liquidity over the prior 12 month period reflect the depletion of available liquid funds to expand the loan portfolio in the first half of 2015. Higher levels of commercial noninterest bearing deposits contributed to higher levels of liquidity since mid-2015, peaking at the end of the 3rd quarter 2015. Commercial deposits are by their nature highly volatile, and withdrawals may result in less liquidity in the future. To provide a more stable source of liquidity, at the end of the 4th quarter 2015, the Company issued $7.5 million in subordinated notes. The Company expects liquidity to trend downward in the future as the funds from the debt issuance are invested in earning assets and used for general operating purposes. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner. Commercial noninterest bearing deposits were $3.4 million higher at March 31, 2016 than at December 31, 2015, and $15.9 million higher than one year ago.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At March 31, 2016, the Company had borrowed $22.0 million of the $33.1 million of lendable collateral value, leaving $11.1 million of unused credit immediately available. The Company also has an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $21.5 million of fed funds lines of credit available at March 31, 2016. At the end of the first quarter of 2016, there were no advances on the fed funds or guidance lines.

Capital

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

At March 31, 2016 and December 31, 2015, the Company had stockholders’ equity of $47.2 million and $46.4 million, respectively, an increase of $849 thousand or 1.8%. The convertible preferred shares pay dividends at the rate of 6% per year. Each share of Series C preferred stock is convertible into 160 shares of common stock.  The ability to pay dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future dividends to common stockholders would be prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. The Company had $1.0 million in retained earnings at March 31, 2016. No dividends were paid to common stockholders in the first quarter of 2016.

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

The Company meets eligibility the criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at March 31, 2016 and December 31, 2015.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank
(Dollars in thousands)	March 31, 2016	December 31, 2015
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	31,967	31,930
Retained Earnings	5,842	4,929
Common Equity Tier 1 Capital	52,506	51,556
Tier 1 Capital:
Tier 1 Minority Interest	9	36
Tier 1 Capital	52,515	51,592
Total Capital:
Allowance for Loan Losses (allowable portion)	3,347	3,298
Total Capital	$55,862	$54,890

The Bank’s total capital increased $972 thousand from December 31, 2015 to March 31, 2016, primarily as the result of retaining $913 thousand of the year to date March 31, 2016.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. In July 2013, the Federal Reserve Bank issued revised final rules that made technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules required the Bank to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the previous requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.  Beginning January 1, 2016, a capital conservation buffer of .625% became effective. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain capital levels that meet the required minimum plus the capital conservation buffer in order to make distributions or discretionary bonus payments.

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective Action
March 31, 2016	Actual		Requirement		Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$55,862	13.33%	$32,833	8.00%	$41,042	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$52,506	12.53%	$18,469	4.50%	$26,677	6.50%
Tier I Capital (to Risk-Weighted Assets)	$52,515	12.53%	$24,625	6.00%	$32,833	8.00%
Tier I Leverage (to Average Assets)	$52,515	10.86%	$19,351	4.00%	$24,189	5.00%

HomeTown Bank			Minimum Capital		Minimum To Be Well Capitalized Under Prompt Corrective Action
December 31, 2015	Actual		Requirement		Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$54,890	13.80%	$31,822	8.00%	$39,778	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$51,556	12.96%	$17,900	4.50%	$25,855	6.50%
Tier I Capital (to Risk-Weighted Assets)	$51,592	12.97%	$23,867	6.00%	$31,822	8.00%
Tier I Capital (to Average Assets)	$51,592	10.83%	$19,053	4.00%	$23,816	5.00%

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

At March 31, 2016 outstanding commitments to extend credit including letters of credit were $928 million. There are no commitments to extend credit on impaired loans.

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

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016, and 2015;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 20154; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 13, 2016	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 13, 2016	By:	/S/ CHARLES W. MANESS, JR.
Charles W. Maness, Jr.
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016, and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 20154; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.