Form 10-Q
period 2016-06-30
HomeTown Bankshares Corp
filed 2016-08-15
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016.

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

As of August 12, 2016, 5,763,944 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

Dollars In Thousands, Except Share and Per Share Data	June 30, 2016	December 31, 2015
	(Unaudited)	*
Assets
Cash and due from banks	$28,101	$28,745
Federal funds sold	954	1,329
Securities available for sale, at fair value	54,498	52,544
Restricted equity securities, at cost	2,479	2,535
Loans held for sale	915	1,643
Loans, net of allowance for loan losses of $3,449 in 2016 and $3,298 in 2015	390,219	364,060
Property and equipment, net	13,726	14,008
Other real estate owned, net of valuation allowance of $420 in 2016 and in 2015	4,337	5,237
Bank owned life insurance	6,371	6,285
Accrued income	2,071	2,057
Other assets	1,718	942
Total assets	$505,389	$479,385

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$83,414	$77,268
Interest-bearing	349,861	322,278
Total deposits	433,275	399,546
Federal Home Loan Bank borrowings	14,650	22,000
Subordinated notes	7,209	7,194
Other borrowings	896	2,361
Accrued interest payable	411	372
Other liabilities	1,512	1,521
Total liabilities	457,953	432,994

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, no par value; Series C authorized 20,000 shares, issued and outstanding none at June 30, 2016 and 13,600 at December 31, 2015	–	12,893
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,629,767(includes 31,104 restricted shares) at June 30, 2016 and 3,362,536 (includes 37,848 restricted shares) at December 31, 2015	28,116	16,801
Surplus	17,774	15,484
Common stock dividend distributable	665	–
Retained earnings (deficit)	(247)	443
Accumulated other comprehensive income	738	396
Total HomeTown Bankshares Corporation stockholders’ equity	47,046	46,017
Non-controlling interest in consolidated subsidiary	390	374
Total stockholders’ equity	47,436	46,391
Total liabilities and stockholders’ equity	$505,389	$479,385

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the three and six months ended June 30, 2016 and 2015

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Dollars In Thousands, Except Share and Per Share Data	2016	2015		2016	2015
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest and dividend income:
Loans and fees on loans	$4,337	$4,047		$8,593	$7,946
Taxable investment securities	201	176		405	382
Nontaxable investment securities	101	100		202	203
Dividends on restricted stock	36	35		70	68
Other interest income	26	9		45	18
Total interest and dividend income	4,701	4,367		9,315	8,617
Interest expense:
Deposits	537	465		1,041	913
Subordinated notes	134	–		268	–
Other borrowed funds	70	102		167	194
Total interest expense	741	567		1,476	1,107
Net interest income	3,960	3,800		7,839	7,510
Provision for loan losses	808	–		868	–
Net interest income after provision for loan losses	3,152	3,800		6,971	7,510

Noninterest income:
Service charges on deposit accounts	164	124		318	234
ATM and interchange income	168	146		315	268
Mortgage banking	181	258		356	378
Gains on sales of investment securities, net	209	–		214	40
Other income	151	167		281	310
Total noninterest income	873	695		1,484	1,230

Noninterest expense:
Salaries and employee benefits	1,597	1,619		3,323	3,160
Occupancy and equipment expense	444	439		878	884
Data processing expense	210	205		442	417
Advertising and marketing expense	124	167		218	409
Professional fees	116	111		217	223
Bank franchise taxes	91	65		183	131
FDIC insurance expense	75	84		158	159
Losses on sales and writedowns of other real estate owned, net	91	–		91	–
Other real estate owned expense	25	40		47	70
Directors’ fees	102	59		209	111
Other expense	490	433		861	767
Total noninterest expense	3,365	3,222		6,627	6,331
Net income before income taxes	660	1,273		1,828	2,409
Income tax expense	434	381		787	727
Net income	226	892		1,041	1,682
Less net income attributable to non-controlling interest	2	29		16	43
Net income attributable to HomeTown Bankshares Corporation	224	863		1,025	1,639
Effective dividends on preferred stock	204	210		408	420
Net income available to common stockholders	$20	$653		$617	$1,219
Basic earnings per common share	$0.00	$0.19	*	$0.17	$0.36	*
Diluted earnings per common share	$0.00	$0.15	*	$0.11	$0.28	*
Weighted average common shares outstanding	3,557,763	3,428,085	*	3,529,605	3,425,644	*
Diluted weighted average common shares outstanding	5,780,122	5,757,685	*	5,776,832	5,755,244	*

*Restated for the 4% stock dividend distributed July 11, 2016

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the three and six months ended June 301, 2016 and 2015

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$226	$892	$1,041	$1,682

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale during the period	422	(567)	732	(255)
Deferred income tax (expense) benefit on unrealized holding gains (losses) on securities available for sale	(143)	192	(249)	86
Reclassification adjustment for gains on sales of investment securities included in net income	(209)	–	(214)	(40)
Tax expense related to realized gains on securities sold	71	–	73	14
Total other comprehensive income (loss)	141	(375)	342	(195)

Comprehensive income	367	517	1,383	1,487
Less: Comprehensive income attributable to the non-controlling interest	2	29	16	43
Comprehensive income attributable to HomeTown Bankshares Corporation	$365	$488	$1,367	$1,444

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

	For the Six Months Ended June 30,
Dollars in Thousands	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,041	$1,682
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	379	377
Provision for loan losses	868	–
Amortization of premium on securities, net	286	287
Amortization of discount on subordinated notes	15	–
Gains on sales of loans held for sale	(255)	(284)
Losses on sales and writedowns of other real estate, net	91	–
Gains on sales of investment securities, net	(214)	(40)
Increase in value of life insurance contracts	(86)	(76)
Stock compensation expense	75	68
Originations of loans held for sale	(10,253)	(12,481)
Proceeds from sales of loans held for sale	11,236	12,625
Changes in assets and liabilities:
Accrued income	(14)	48
Other assets	(776)	(313)
Deferred taxes, net	221	100
Accrued interest payable	39	93
Other liabilities	(406)	(910)
Net cash flows provided by operating activities	2,247	1,176
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	375	(148)
Purchases of available for sale securities	(10,794)	(1,748)
Sales, maturities, and calls of available for sale securities	9,286	6,878
(Purchase) redemption of restricted equity securities, net	56	(219)
Net increase in loans	(27,500)	(22,415)
Proceeds from sales of other real estate	1,282	114
Purchases of bank owned life insurance	–	(2,500)
Purchases of property and equipment	(97)	(269)
Net cash flows used in investing activities	(27,392)	(20,307)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	6,146	2,504
Net increase in interest-bearing deposits	27,583	12,118
Net increase (decrease) in FHLB borrowings	(7,350)	5,750
Net increase (decrease) in other borrowings	(1,465)	130
Net increase in equity of non-controlling interest	–	317
Preferred stock dividend payment	(408)	(420)
Cash in lieu of fractional shares	(5)	–
Net cash flows provided by financing activities	24,501	20,399
Net increase (decrease) in cash and cash equivalents	(644)	1,268
Cash and cash equivalents, beginning	28,745	13,795
Cash and cash equivalents, ending	$28,101	$15,063
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,437	$1,014
Cash payments for income taxes	$1,253	$1,356
Supplemental disclosure of noncash investing activities:
Change in unrealized gains on available for sale securities	$518	$(295)
Transfer from loans to other real estate	$473	$–
Conversion of Preferred Stock to Common Stock	$12,893	$–

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

Basis of Presentation

The consolidated financial statements as of June 30, 2016 and for the periods ended June 30, 2016 and 2015 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the period ended June 30, 2016 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2015, included in the Company’s Form 10-K for the year ended December 31, 2015. Interim financial performance is not necessarily indicative of performance for the full year.

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

The Company elected the early adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The tax effect of the expiration of nonqualified stock options was recognized in the second quarter as a discrete item when the expiration occurred and increased income tax expense by $236 thousand. The Company’s other accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to Form 10-K for these policies.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2016 and December 31, 2015, are as follows:

(Dollars In Thousands)	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$13,598	$300	$(40)	$13,858
Mortgage-backed securities and CMO’s	21,395	211	(28)	21,578
Corporate securities	2,500	–	–	2,500
Municipal securities	15,887	686	(11)	16,562
	$53,380	$1,197	$(79)	$54,498

(Dollars In Thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$16,899	$227	$(107)	$17,019
Mortgage-backed securities and CMO’s	18,289	75	(174)	18,190
Municipal securities	16,756	594	(15)	17,335
	$51,944	$896	$(296)	$52,544

U. S. Government and federal agency securities: The unrealized losses on ten of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

Mortgage-backed securities and CMO’s: The unrealized losses on eight of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

Corporate securities: The Company had no investments with unrealized losses in corporate securities at June 30, 2016.

Municipal securities: The unrealized losses on four of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

The following tables demonstrate the unrealized loss position of available-for-sale securities at June 30, 2016 and December 31, 2015. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	June 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$692	$(1)	$3,799	$(39)	$4,491	$(40)
Mortgage-backed securities and CMO’s	280	(2)	1,703	(26)	1,983	(28)
Municipal securities	863	(11)	270	-	1,133	(11)
	$1,835	$(14)	$5,772	$(65)	$7,607	$(79)

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$1,999	$(24)	$4,924	$(83)	$6,923	$(107)
Mortgage-backed securities and CMO’s	10,326	(114)	3,069	(60)	13,395	(174)
Municipal securities	805	(10)	526	(5)	1,331	(15)
	$13,130	$(148)	$8,519	$(148)	$21,649	$(296)

There are twenty-two debt securities with fair values totaling $7.6 million considered temporarily impaired at June 30, 2016.  As of June 30, 2016, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $219 thousand and $5 thousand of losses on sales of securities in the first six months of 2016. The Company realized gains of $55 thousand and $15 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at June 30, 2016, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$132	$133
Over one through five years	1,213	1,232
Over five through ten years	12,694	12,845
Greater than 10 years	39,341	40,288
	$53,380	$54,498

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2016 and December 31, 2015 were as follows:

(Dollars In Thousands)	June 30, 2016	December 31, 2015
Construction loans:
Residential	$12,472	$11,779
Land acquisition, development & commercial	21,057	27,440
Real estate:
Residential	106,622	100,268
Commercial	160,901	140,952
Commercial, industrial & agricultural	55,719	53,012
Equity lines	29,235	26,376
Consumer	7,662	7,531
Total	393,668	367,358
Less allowance for loan losses	(3,449)	(3,298)
Loans, net	$390,219	$364,060

The past due and nonaccrual status of loans as of June 30, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$12,472	$12,472	$	−
Land acquisition, development & commercial		−		−		8		8	21,049	21,057		8
Real estate:
Residential		-		225		577		802	105,820	106,622		577
Commercial		571		1,298		−		1,869	159,032	160,901		1,652
Commercial, industrial & agricultural		33		−		−		33	55,686	55,719		11
Equity lines		−		106		−		106	29,129	29,235		−
Consumer		26		2		−		28	7,634	7,662		−
Total		$630		$1,631		$585		$2,846	$390,822	$393,668		$2,248

The past-due and nonaccrual status of loans as of December 31, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past- Due		Total Past-Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$11,779	$11,779	$	−
Land acquisition, development & commercial		−		−		11		11	27,429	27,440		11
Real Estate:
Residential		297		−		50		347	99,921	100,268		−
Commercial		44		−		792		836	140,116	140,952		368
Commercial, industrial & agricultural		52		84		35		171	52,841	53,012		47
Equity lines		105		−		−		105	26,271	26,376		−
Consumer		−		−		−		−	7,531	7,531		−
Total		$498		$84		$888		$1,470	$365,888	$367,358		$426

There were no loans past due ninety days or more and still accruing interest as of June 30, 2016. There were two loans, totaling $842 thousand, which were past due ninety days or more and still accruing interest at December 31, 2015.

Impaired loans, which include TDR’s of $6.6 million, and the related allowance at June 30, 2016, were as follows:

June 30, 2016 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		771		771		−		494		(17)
Commercial		8,707		9,488		−		8,412		173
Commercial, industrial & agricultural		12		12		−		12		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$9,490		$10,271	$	−		$8,918		$156

June 30, 2016 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		122		122		17		125		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$122		$122		$17		$125	$	−

Impaired loans, which include TDRs of $6.7 million, and the related allowance at December 31, 2015, were as follows:

December 31, 2015 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		247		247	–		255		13
Commercial		7,451		7,627	–		7,623		291
Commercial, industrial & agricultural		12		12	–		12		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,710		$7,886	$–		$7,890		$304

December 31, 2015 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		127		127		17		135		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$127		$127		$17		$135	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.6 million at June 30, 2016.  This compares with $6.7 million in total restructured loans at December 31, 2015. Four of the six loans totaling $6.3 million were not on nonaccrual status at June 30, 2016. The other two loans totaling $244 thousand were on nonaccrual status at the end of the second quarter of 2016.  There is one TDR in the amount of $564 thousand past due 46 days at June 30, 2016. The other five TDR’s were current with their restructured terms at June 30, 2016.

No loans were modified in a TDR during the first six months of 2016.

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

The loan identified above in the table restructured into two TDR’s during the six months ended June 30, 2015. It was included in substandard nonaccrual loans and impaired loans at the end of 2014.

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

Note 4. Allowance for Loan Losses

The following table presents, as of June 30, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

June 30, 2016	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending Balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$3	$86	$	−	$86	$12,472	$	−	$12,472
Land acquisition, development & commercial	187		(2)		−	(42)	143		−	143	21,057		−	21,057
Real estate:
Residential	1,047		−		45	(213)	879		−	879	106,622		771	105,851
Commercial	1,001		(606)		−	1,119	1,514		17	1,497	160,901		8,829	152,072
Commercial, industrial & agricultural	531		(33)		−	(75)	423		−	423	55,719		12	55,707
Equity lines	277		(99)		9	100	287		−	287	29,235		−	29,235
Consumer	85		(45)		14	44	98		−	98	7,662		−	7,662
Unallocated	87		−		−	(68)	19		−	19	−		−	−
Total	$3,298		$(785)		$68	$868	$3,449		$17	$3,432	$393,668		$9,612	$384,056

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2015	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$40	$83	$	−	$83	$11,779	$	−	$11,779
Land acquisition, development & commercial	453		−		−		(266)	187		−	187	27,440		−	27,440
Real estate:
Residential	833		−		1		213	1,047		−	1,047	100,268		247	100,021
Commercial	1,012		−		−		(11)	1,001		17	984	140,952		7,578	133,374
Commercial, industrial & agricultural	319		−		10		202	531		−	531	53,012		12	53,000
Equity lines	423		−		1		(147)	277		−	277	26,376		−	26,376
Consumer	65		(80)		34		66	85		−	85	7,531		−	7,531
Unallocated	184		−		−		(97)	87		−	87	−		−	−
Total	$3,332		$(80)		$46	$	−	$3,298		$17	$3,281	$367,358		$7,837	$359,521

Loans by credit quality indicators as of June 30, 2016 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$12,472	$	−	$	−	$	−	$12,472
Land acquisition, development & commercial	21,049		−		−		8	21,057
Real estate loans:
Residential	105,851		−		194		577	106,622
Commercial	157,818		−		1,431		1,652	160,901
Commercial, industrial, agricultural	55,008		700		−		11	55,719
Equity lines	29,235		−		−		−	29,235
Consumer	7,658		−		4		−	7,662
Total Loans	$389,091		$700		$1,629		$2,248	$393,668

Loans by credit quality indicators as of December 31, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$11,779	$	−	$	−	$	−	$11,779
Land acquisition, development & commercial	27,429		−		−		11	27,440
Real estate loans:
Residential	95,809		4,212		247		−	100,268
Commercial	138,034		1,155		1,395		368	140,952
Commercial, industrial, agricultural	51,801		1,164		−		47	53,012
Equity lines	26,376		−		−		−	26,376
Consumer	7,523		−		8		−	7,531
Total Loans	$358,751		$6,531		$1,650		$426	$367,358

At June 30, 2016 and December 31, 2015, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the six months ended June 30, 2016 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	473	—	473
Writedowns	—	—	—
Sales	(1,373)	—	(1,373)
Balance at the end of the period	$4,757	$(420)	$4,337

Changes in foreclosed properties for the six months ended June 30, 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	—	—
Sales	(114)	—	(114)
Balance at the end of the period	$7,294	$(422)	$6,872

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2016 and December 31, 2015 were as follows:

(Dollars In Thousands)	June 30, 2016	December 31, 2015
Residential lots	$2,472	$2,520
Residential development	423	423
Commercial lots	90	90
Commercial buildings	1,352	2,204
Total Other Real Estate Owned	$4,337	$5,237

There were no residential real estate loans in the process of foreclosure at June 30, 2016 or December 31, 2015.

Other real estate owned related expenses in the consolidated statements of income for the three and six months ended June 30, 2016 and June 30, 2015 include:

(Dollars In Thousands)	Three months Ended June 30, 2016	Three months Ended June 30, 2015	Six months Ended June 30, 2016	Six months Ended June 30, 2015
Net loss on sales	$91	$—	$91	$—
Provision for unrealized losses	—	—	—	—
Operating expenses	25	40	47	70
Total Other Real Estate Owned	$116	$40	$138	$70

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $75 thousand and $68 thousand for the years to date June 30, 2016 and 2015, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  On December 18, 2014, the Board of Directors granted 165 thousand shares which will vest over a five year period. Financial assumptions and variables used to determine the fair value of these stock options are; risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. The fair value of the options was determined to be $2.29 per option. Compensation expense will be charged to income ratably over the vesting period and was $40 thousand year to date June 30, 2016 and $38 thousand year to date June 30, 2015. As of June 30, 2016 there was $247 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 3.50 years. No options were granted during the six months ended June 30, 2016. All previously issued options were fully vested at the end of 2012. At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016.

A summary of option activity under the 2005 stock option plan year to date June 30, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2015	546,460	$8.62
Granted	–	–
Exercised	–	–
Expired	(333,960)	9.09
Forfeited	(6,000)	6.90
Balance at June 30, 2016	206,500	$7.90	$406,630	6.84
Exercisable at June 30, 2016	82,100	$9.41	$84,434	4.36

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2016.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $35 thousand and $30 thousand for the years to date June 30, 2016 and 2015, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 10,723 and 8,670 shares of restricted stock under the plan during the years to date June 30, 2016 and 2015, respectively. The weighted-average grant date fair value of restricted stock granted in 2016 was $9.45 compared to $7.70 in 2015.

As of June 30, 2016, there was $202 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2021. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the six months ended June 30, 2016		For the six months ended June 30, 2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	37,848	$6.24	37,727	$5.56
Granted	10,723	9.45	8,670	7.70
Vested	(10,938)	5.65	(10,848)	5.56
Forfeited	(6,529)	7.27	–	–
Nonvested at the end of the period	31,104	$7.34	35,549	$6.08

The Restricted Stock Plan provides for the adjustment of the total number of shares reserved for issuance under the plan and the number of shares covered by each outstanding Award for stock dividends and stock splits. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The 4% stock dividend increases the nonvested number of shares by 1,238 shares to a total nonvested of 32,342 as of July 11, 2016.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

(Dollars In Thousands)		Carrying value at June 30, 2016
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,858	$–	$13,858	$–
Mortgage-backed securities and CMO’s	21,578	–	21,578	–
Corporate securities	2,500	–	2,500	–
Municipal securities	16,562	–	16,562	–

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$17,019	$–	$17,019	$–
Mortgage-backed securities and CMO’s	18,190	–	18,190	–
Municipal securities	17,335	–	17,335	–

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

(Dollars In Thousands)		Carrying value at June 30, 2016
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$105	$–	$–	$105
Loans held for sale	915	–	915	–
Other real estate owned	4,337	–	448	3,889

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$110	$–	$–	$110
Loans held for sale	1,643	–	1,643	–
Other real estate owned	5,237	–	1,300	3,937

At June 30, 2016 and December 31, 2015, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2016:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for June 30, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$105	Discounted cash flows	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	9%	(8%)

	$2,154	Internal evaluations	Internal evaluations	4%	-	35%	(22%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$110	Discounted cash flows	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	9%	(8%)

	$2,202	Internal evaluations	Internal evaluations	4%	-	39%	(21%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At June 30, 2016 and December 31, 2015, management believes the carrying value of federal funds sold approximates estimated market value.

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

Subordinated notes: The fair values is measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at June 30, 2016:

(Dollars In Thousands)		Fair value at June 30, 2016
Description	Carrying value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$28,101	$26,351	$1,757	$–	$28,108
Federal funds sold	954	954	–	–	954
Securities available-for-sale	54,498	–	54,498	–	54,498
Restricted equity securities	2,479	–	2,479	–	2,479
Loans held for sale	915	–	915	–	915
Loans, net	390,219	–	–	393,924	393,924
Bank owned life insurance	6,371	–	6,371	–	6,371
Accrued income	2,071	–	2,071	–	2,071
Financial liabilities
Total deposits	433,275	–	433,602	–	433,602
FHLB borrowings	14,650	–	14,789	–	14,789
Subordinated notes	7,209	–	7,651	–	7,651
Other borrowings	896	–	896	–	896
Accrued interest payable	411	–	411	–	411

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2015:

(Dollars In Thousands)		Fair value at December 31, 2015
Description	Carrying value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$28,745	$26,995	$1,767	$–	$28,762
Federal funds sold	1,329	1,329	–	–	1,329
Securities available for sale	52,544	–	52,544	–	52,544
Restricted equity securities	2,535	–	2,535	–	2,535
Loans held for sale	1,643	–	1,643	–	1,643
Loans, net	364,060	–	–	362,440	362,440
Bank owned life insurance	6,285	–	6,285	–	6,285
Accrued income	2,057	–	2,057	–	2,057
Financial liabilities
Total deposits	399,546	–	400,117	–	400,117
FHLB borrowings	22,000	–	22,191	–	22,191
Subordinated notes	7,194	–	7,354	–	7,354
Other borrowings	2,361	–	2,361	–	2,361
Accrued interest payable	372	–	372	–	372

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and six months ended June 30, 2016 and 2015 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended June 30,			Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2016	2015
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$209	$	−	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	71		−	Income tax expense
	$138	$	−	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2016	2015
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$214	$40	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	73	14	Income tax expense
	$141	$26	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Three Months Ended June 30,
	2016			2015
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding		Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,557,763	$20	$0.00	3,428,085	*	$653	$0.19	*
Series C Preferred Stock Dividends		−				210
Effect of dilutive securities:
Convertible preferred stock	2,213,303	−	−	2,329,600	*	−	(0.04	)*
Dilutive stock options	9,056	−	−	−		−	−
Earnings per common share, diluted	5,780,122	$20	$0.00	5,757,685	*	$863	$0.15	*

*Restated for 4% common stock dividend distributed July 11, 2016.

	For the Six Months Ended June 30,
	2016			2015
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding		Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	3,529,605	$617	$0.17	3,425,644	*	$1,219	$0.36	*
Series C Preferred Stock Dividends		−				420
Effect of dilutive securities:
Convertible preferred stock	2,238,171	−	(0.08)	2,329,600	*	−	(0.08	)*
Dilutive stock options	9,056	−	−	−		−	−
Earnings per common share, diluted	5,776,832	$617	$0.11	5,755,244	*	$1,639	$0.28	*

*Restated for 4% common stock dividend distributed July 11, 2016.

Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

Note 10. Subsequent Events

The 4% common stock dividend declared by the Board of Directors on May 10, 2016 to holders of record June 9, 2016 was distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177 to a total of 5,763,944.

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

Discussion of Operations

Executive Summary

HomeTown Bankshares Corporation, surpassed $500 million in assets at June 30, 2016, with strong growth in both loans and core deposits. The Company reported net income attributable to HomeTown Bankshares Corporation of $224 thousand for the second quarter ended June 30, 2016 compared to $801 thousand for the previous quarter and $863 thousand for the comparative period in 2015. Net Income attributable to HomeTown Bankshares Corporation for the first six months of 2016 was $1.03 million compared to $1.64 million for the first six months of 2015. Earnings per share on a fully diluted basis were $0.00 for the second quarter of 2016 and $0.11 per share for the six months ended June 30, 2016 compared to $0.15 and $0.28 per share, respectively, for the same periods in 2015. Prior periods per share numbers have been restated to reflect the 4% stock dividend declared by the Board of Directors on May 10, 2016 to holders of record June 9, 2016 and distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177 to a total of 5,763,944 on July 11, 2016.

Profitability was lower in the second quarter due predominantly to additional loan loss provision expense to replenish the reserve for the partial charge off of $606 thousand of a loan extended in 2008. The loan had performed as agreed until the second quarter of 2016. The specific loan loss provision attributed to this aforementioned loan reduced net income by $400 thousand after taxes. In addition, the Company incurred additional tax expense of $236 thousand due to the expiration of stock options in the second quarter that were issued in 2006 and were never exercised. This charge was due to the reversal of tax benefits recorded previously that cannot be realized due to the options expiring. These were the primary contributors to the reduction in earnings through June 30, 2016.

Three Months Ended June 30, 2016

Net income attributable to HomeTown Bankshares was $224 thousand for the second quarter of 2016, varying unfavorably from the previous quarter by $577 thousand and the same quarter in 2015 by $639 thousand. The specific items mentioned in the previous paragraph accounted for $636 thousand of the unfavorable variances – extra provision for loan losses after tax of $400 thousand and deferred tax write off of $236 thousand. Net interest income and noninterest income for the second quarter of 2016 varied favorably from the previous quarter and the same quarter last year. Net interest income for the three months ended June 30, 2016 was $81 thousand greater than the first quarter of 2016 and $160 thousand more than the second quarter of 2015. Noninterest income rose $262 thousand over the prior quarter and $178 thousand over the same quarter in 2015. Higher net interest income and noninterest income was partially negated by increased noninterest expense.

Net interest income for the three months ended June 30, 2016 totaled $4.0 million, and was $160 thousand or 4.2% greater than the same quarter in the prior year. The expansion of the loan portfolio provided $442 thousand in additional interest income, which was offset by $149 thousand from lower loan yields.   Average loans for the quarter were $386 million, $37.9 million or 10.9% more than the second quarter of 2015. Excess funds from increased liquidity were placed in interest bearing bank accounts until needed to fund further loan growth and the expansion of the investment portfolio. Average interest bearing deposits with banks were $5.9 million greater for the second quarter of 2016 than for the same quarter in 2015.

Deposits and proceeds from the subordinated notes issued in December 2015 funded the expansion of the loan portfolio. The total of average interest bearing and non-interest bearing deposits for the second quarter of 2016 totaled $424 million, an increase of $54.3 million over the average for the same quarter in 2015. Average subordinated debt for the three months ended June 30, 2016 was $7.2 million compared to none for the three months ended June 30, 2015.

The net interest margin was 3.55%, 3.62%, and 3.80% for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively. The reversal of interest on two new nonaccrual loans accounted for 5 of the 7 basis point decline from the first quarter of 2016 to the second quarter. While deposits are the major source of funds, their levels fluctuate. The subordinated notes were issued at the end of 2015 to provide a more stable source of liquidity to fund earning asset growth. The cost of the subordinated notes accounted for 12 basis points of the 25 basis points drop for the second quarter of 2016 compared to the same quarter last year. The remainder of the decrease in the net interest margin was due to spread compression as the yield on earning assets declined while the cost of funds rose. The downward pressure on rates stemming from competition in the market place contributed to lower loan yields. A CD promotion, used to generate funding, in June 2015 contributed to higher costs of time deposits for the second quarter of 2016 compared to the second quarter last year. There were a few downward adjustments of other interest bearing deposit rates since June 30, 2015. Management does not expect any additional downward adjustments in 2016, and, in fact, rates paid on deposits products may rise.   Management decreased the average level of Federal Home Loan Bank borrowings by $10.8 million. Federal Home Loan Bank borrowings are generally more expensive than interest bearing deposits, and reducing reliance on them as a funding source favorably impacted the funding mix.

The low interest rate environment is expected to continue to put pressure on the margin. The Federal Open Market Committee in its July 27, 2016 press release stated that “…the Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.” The Company currently expects one rate increase later this year and two next year.

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,479	$2	0.39%	$1,135	$1	0.13%
Deposits in banks	10,950	24	0.89	5,061	8	0.65
Securities, taxable	38,665	201	2.08	34,723	176	2.04
Securities, nontaxable (1)	15,066	101	4.06	14,662	100	4.17
Restricted equity securities	2,559	36	5.60	2,815	35	5.02
Loans held for sale	466	4	3.74	706	7	3.89
Loans (1)	385,531	4,333	4.52	347,659	4,040	4.66
Total earnings assets	454,716	4,701	4.21	406,761	4,367	4.36
Less: Allowance for loan losses	(3,404)			(3,322)
Total non-earning assets	47,568			41,735
Total Assets	$498,880			$445,174

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$77,437	$27	0.14%	$80,269	$31	0.16%
Money market savings	73,118	44	0.24	62,754	41	0.26
Regular savings	41,112	38	0.37	35,895	36	0.41
Time Deposits	146,506	428	1.17	137,488	357	1.04
FHLB borrowings	17,048	65	1.51	27,824	94	1.35
Subordinated notes	7,204	134	7.36	—	—	—
Other borrowings	1,112	5	1.83	1,781	8	1.78
Total interest bearing liabilities	363,537	741	0.82	346,011	567	0.66
Non-interest bearing liabilities:
Demand deposits	85,645			53,076
Other liabilities	2,034			1,378
Total liabilities	451,216			400,465
Total HomeTown Bankshares Corporation stockholders’ equity	47,280			44,365
Non-controlling interest in consolidated subsidiary	384	—		344	—
Total Liabilities and Stockholders’ Equity	$498,880	741		$445,174	567
Net interest income		$3,960			$3,800
Interest rate spread			3.39			3.70
Interest expense to average earning assets			0.66			0.56
Net interest margin			3.55%			3.80%

(1) Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$1	$—
Deposits in banks	16	4	12
Securities, taxable	25	4	21
Securities, nontaxable	1	(4)	5
Restricted equity securities	1	4	(3)
Loans held for sale	(3)	(1)	(2)
Loans	293	(149)	442
Total interest income	334	(141)	475

Interest expense:
Interest bearing liabilities:
Checking	(4)	(3)	(1)
Money market savings	3	(4)	7
Regular savings	2	(3)	5
Time Deposits	71	30	41
FHLB borrowings	(29)	11	(40)
Subordinated notes	134	—	134
Other borrowings	(3)	4	(7)
Total interest expense	174	35	139
Net interest income	$160	$(176)	$336

A provision for loan losses of $808 thousand was recorded for the three months ended June 30, 2016; $60 thousand was recorded in the first quarter of 2016 compared to none in any quarter of the prior year. The previously mentioned $606 thousand partial charge off of one loan and the continuing growth of the loan portfolio precipitated the recordation of a provision in the current year. See discussion under Allowance for Loan Losses for additional information.

Noninterest income for the second quarter of 2016 was $873 thousand, and was $178 thousand more than the same period last year. Service charges on deposit accounts, and ATM and interchange income were up $62 thousand for 2016 compared to 2015 due to deposit growth and changes late in the third quarter of 2015 in the fee structure to be more in line with industry norms. Mortgage banking income was $77 thousand less than the prior year due to a lower volume of mortgages processed and sold.    The second quarter of 2016 included $209 thousand in gains realized from the sales of investment securities compared to none in the second quarter of 2015. Volatility created by the Breixit referendum led to a surge in trading activity creating opportunities to realize gains in the bond markets. Proceeds were reinvested in higher yielding corporate bonds. Other income was $16 thousand lower for the quarter ended June 30, 2016 compared to the same quarter last year. Favorable variances from the continued growth of merchant processing income by $15 thousand over the prior year were offset by the loss of $35 thousand in rental income from the sale of a building adjacent to a branch for a gain in the last quarter of 2015.

For the three months ended June 30, 2016, noninterest expense was $3.4 million, $143 thousand or 4.4% more than the $3.2 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended June 30, 2016 were $22 thousand or 1.4% less than the same three months of 2015. For the quarter to quarter comparison, the amount of Accounting Standards Codification (ASC) 310-20 origination costs that were deferred was greater in 2016 than 2015 due to a higher volume of new loans and renewals. Another factor contributing to lower salaries and employee benefits expense was the partial reversal of the bonus accrual as a result of year to date earnings falling below budget in the second quarter of 2016. Advertising and marketing expense for the second quarter of 2016 varied favorably with the prior year. Efforts were accelerated in the first part of 2015 to take advantage of competitive opportunities in the local banking market created by the acquisition of Valley Bank by a North Carolina headquartered financial institution. HomeTown Bank is now the largest community bank headquartered in the Roanoke Valley. Bank Franchise Tax was $26 thousand more for the second quarter of 2016 than the same quarter last year. The increase in the Bank’s equity from retained earnings, the capital infusion of $6.0 million from the proceeds of the subordinated notes issued at the end of 2015, and the reduction in real estate taxes paid on foreclosed properties which are deducted from capital on the Bank Franchise return, were all factors contributing to the increase in the Bank Franchise Tax in 2016. A loss of $91 thousand was realized from the sale of a $1.3 million property that the bank had carried in other real estate owned since receiving the deed in lieu of foreclosure in September 2014. The Board of Directors fees were raised in 2016 in recognition of the Company’s growth in asset size.

Six months Ended June 30, 2016

Net income attributable to HomeTown Bankshares for the year through June 30, 2016 was $1.0 million, $614 thousand less than the earnings for the same period in 2015. As previously discussed the increased provision for loan losses to replenish the allowance for loan losses for the partial charge off of one loan and the write off deferred tax assets related to the expiration of nonqualified stock options were the major contributors to lower earnings in the current year. Net interest income and noninterest income varied favorably from the prior year, and were partially negated by higher noninterest expense.

Net interest income was up $329 thousand or 4.4% to $7.8 million for the first half of 2016 over the first half of 2015. Higher loan volume helped to offset lower interest rates on loans and increased sub-debt interest expense for the first half of 2016; however, as anticipated, the cost of the $7.5 million capital raise in December 2015, had a near-term impact on earnings and the net interest margin while the continued growth in interest income from new loans and investments surpassed the interest expense incurred. Accordingly, a year-over year decline of 23 basis points in the net interest margin was realized from 3.82% for the first half of 2015 compared to 3.59% for the first half of 2016.

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,481	$3	0.38%	$1,085	$1	0.14%
Deposits in banks	9,656	42	0.88	5,456	17	0.62
Securities, taxable	38,067	405	2.13	36,367	382	2.11
Securities, nontaxable (1)	14,947	202	4.09	14,684	203	4.20
Restricted equity securities	2,579	70	5.45	2,726	68	5.02
Loans held for sale	420	8	3.84	505	10	4.00
Loans (1)	378,210	8,585	4.57	341,113	7,936	4.69
Total earnings assets	445,360	9,315	4.25	401,936	8,617	4.37
Less: Allowance for loan losses	(3,348)			(3,327)
Total non-earning assets	49,317			40,847
Total Assets	$491,329			$439,456

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$75,778	$53	0.14%	$81,223	$64	0.16%
Money market savings	70,512	84	0.24	61,152	82	0.27
Regular savings	40,347	74	0.37	34,969	71	0.41
Time Deposits	143,849	830	1.16	136,863	696	1.02
FHLB borrowings	19,524	155	1.57	25,632	183	1.42
Subordinated notes	7,200	268	7.36	—	—	—
Other borrowings	1,380	12	1.76	1,347	11	1.60
Total interest bearing liabilities	358,590	1,476	0.82	341,186	1,107	0.65
Non-interest bearing liabilities:
Demand deposits	83,341			52,286
Other liabilities	2,011			1,733
Total liabilities	443,942			395,205
Total HomeTown Bankshares Corporation stockholders’ equity	47,004			44,076
Non-controlling interest in consolidated subsidiary	383	—		175	—
Total Liabilities and Stockholders’ Equity	$491,329	1,476		$439,456	1,107
Net interest income		$7,839			$7,510
Interest rate spread			3.43			3.72
Interest expense to average earning assets			0.66			0.55
Net interest margin			3.59%			3.82%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Six months Ended June 30, 2016 Compared to Six months Ended June 30, 2015

	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$2	$2	$—
Deposits in banks	25	8	17
Securities, taxable	23	4	19
Securities, nontaxable	(1)	(7)	6
Restricted equity securities	2	6	(4)
Loans held for sale	(2)	—	(2)
Loans	649	(159)	808
Total interest income	698	(146)	844

Interest expense:
Interest bearing liabilities:
Checking	(11)	(7)	(4)
Money market savings	2	(10)	12
Regular savings	3	(7)	10
Time Deposits	134	64	70
FHLB borrowings	(28)	19	(47)
Subordinated notes	268	—	268
Other borrowings	1	2	(1)
Total interest expense	369	61	308
Net interest income	$329	$(207)	$536

The year to date provision for loan losses totaled $868 thousand for the six months ended June 30, 2016 compared to none for the same period in 2015. See discussion under Allowance for Loan Losses for additional information.

For the year to date through June 30, 2016, noninterest income totaled $1.5 million, an increase of $254 thousand or 20.7% over the same period last year. Excluding gains on the sales of securities, noninterest income increased $80 thousand or 6.7% from the same period last year. Service charges on deposit accounts, and ATM and interchange income were up $131 thousand for the first half of 2016 compared to 2015 due to deposit growth and changes late in the third quarter last year in the fee structure to be more in line with industry norms. Other income was $29 thousand lower for the six months ended June 30, 2016 compared to the same period last year. Favorable variances from the continued growth of merchant processing income, investment brokerage commission fees, and loan fees, were offset by the loss of $94 thousand in rental income from the sale of a building adjacent to a branch for a gain in the last quarter of 2015.

For the six months ended June 30, 2016, noninterest expense was $6.6 million, $296 thousand or 4.7% more than the $6.3 million recorded in the first half of last year. Salaries and employee benefits for the first half of 2016 were $163 thousand or 5.2% more than the same period last year. The numbers of full time equivalent employees were 99 and 92 at June 30, 2016 and June 30, 2015, respectively. The increase was due to several factors including the addition of Private Wealth which contributed to loan and deposit growth during the first half of the year 2016. Other factors included unfilled open positions in the prior year, and new positions to accommodate growth, as well as annual merit raises. Higher wages were partially offset by the deferral of more loan origination costs, in accordance with ASC 310-20. Advertising and marketing expense for the first half of 2016 varied favorably with the prior year. As discussed in the quarter to quarter comparison, the marketing effort was more intense in 2015 in the wake of Valley Bank’s acquisition by a North Carolina financial institution. As discussed in the quarter to quarter comparison, higher Bank Franchise Tax, Board of Directors fees and the loss on the sale of other real estate owned also contributed to higher noninterest expense. Bank Franchise Taxes were up in correlation with increased equity and a reduction in real estate taxes on foreclosed properties.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

At June 30, 3016 the Company’s total assets passed the half million threshold and totaled $505 million, an increase of $26.0 million or 5.4% since year end 2015.  The continuing expansion of the loan portfolio by $26.2 million during the six months since December 31, 2015, accounted for most of the asset growth. The investments in securities available for sale increased $2.0 million since year end 2015 to $54.5 million at June 30, 2016.

The Company’s liabilities at June 30, 2016 totaled $458 million compared to $433 million at December 31, 2015, an increase of $25.0 million or 5.8%. Deposits rose $33.7 million during the same period to $433 million at June 30, 2016 due to core deposit growth. Interest-bearing deposits accounted for $27.6 million of the total increase in deposits.

At June 30, 2016 and December 31, 2015, the stockholders’ equity of HomeTown Bankshares was $47.0 million and $46.0 million, respectively, an increase of $1.0 million or 2.2%. The change in stockholders’ equity in the first six months of 2016 was mainly the result of net income.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Real Estate:
Construction and land development	$8	$11
Residential 1-4 families	577	—
Commercial real estate	1,652	368
Commercial loans	11	47
Equity lines	—	—
Loans to individuals	—	—
Total nonperforming loans	2,248	426
Other real estate owned	4,337	5,237
Total nonperforming assets, excluding performing restructured loans	6,585	5,663
Performing restructured loans	6,315	6,398
Total nonperforming assets, including restructured loans	$12,900	$12,061

During the six months ended June 30, 2016 the Bank sold $1.4 million of foreclosed properties. One property on the books at $1.3 million was sold for a loss of $91 thousand after being held by the bank for almost two years. During the first half of 2016, the Bank added $473 thousand to other real estate owned. At December 31, 2015, the related loan was included in “Current” in Note 3 and “Pass” in Note 4. The borrower was an independent church and the membership voted to disband in the first quarter of 2016, prompting the Bank to negotiate a deed-in-lieu of foreclosure. Additional collateral in the form of an assigned note receivable was received as part of the negotiation. No loss was recognized when the loan was transferred to other real estate. No gains or losses on sales of other real estate or writedowns were recorded in the first six months of 2015.

Two loans were added to nonaccrual in the second quarter of 2016. One of these loans was collateralized by a hotel. The loan with an outstanding balance of $1.9 million, was partially charged down $606 thousand to $1.3 million and placed on nonaccrual. The sale of the underlying collateral was completed in August 2016 and the proceeds paid off the $1.3 million nonaccrual balance. Another loan with a balance of $577 thousand was also placed on nonaccrual status, when the number of days past due exceeded 90 days. Two of the borrowers with nonaccrual loans comprising $365 thousand were making payments and were not past due at the end of the quarter; however, they are remaining on nonaccrual until performance warrants return to accrual status.

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.6 million at June 30, 2016.  Four of the six loans totaling $6.3 million were accruing interest at the end of the second quarter. One of these loans in the amount of $564 thousand was 46 days past due on June 30, 2016, and subsequently made a payment reducing the number of days past due to 16 at the end of July.   The three other accruing loans and two nonaccrual loans were performing in accordance with their restructured terms at June 30, 2016. For the six months ended June 30, 2016, no loans were modified in a TDR compared to one loan modified into two restructured loans for the same period in 2015. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2016 and December 31, 2015 are included in Note 5, and the activity in other real estate owned for the first six months of 2016 and 2015 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first six months of 2016, a provision of $868 thousand was recorded. As alluded to throughout this document, one loan that originated in 2008 and had performed as agreed until the second quarter of 2016 was partially charged off in the amount of $606 thousand. Total net charge offs for the year through June 30, 2016 were $717 thousand. The increase in net charge offs was the main reason behind the higher provision for loan losses in the second quarter of 2016. Loan growth also contributed to the need for a provision in 2016.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $17 thousand at June 30, 2016 and December 31, 2015.  Impaired loans totaled $9.6 million at June 30, 2016, and were $1.8 million more than the balance at year end 2015.  Impaired loans at June 30, 2016 included the two loans placed on nonaccrual status during the second quarter of 2016.

The percentage of the allowance for loan losses to total loans was 0.88% and 0.90% at June 30, 2016, and December 31, 2015, respectively.  Unallocated reserves were $19 thousand at June 30, 2016 and $87 thousand at December 31, 2015. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The major indicators of loan quality declined as a result of the two additional nonaccrual loans. Net charges offs as a percent of average loans were 0.38% through June 30, 2016. Nonperforming loans were 0.57% and 0.12% of total loans at June 30, 2016 and December 31, 2015, respectively. The allowance for loan losses to nonaccrual loans was over 153.4% at June 30, 2016 and 775% at December 31, 2015.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $74.5 million at June 30, 2016, compared to $73.0 million at December 31, 2015, and $53.3 million at June 30, 2015.   The changes in the level of liquidity over the prior 12 month period reflect the depletion of available liquid funds to expand the loan portfolio in the first half of 2015. Higher levels of commercial noninterest bearing deposits contributed to higher levels of liquidity since mid-2015, peaking at the end of the third quarter 2015. Commercial deposits are by their nature highly volatile, and withdrawals may result in less liquidity in the future. To provide a more stable source of liquidity, at the end of the fourth quarter 2015, the Company issued $7.5 million in subordinated notes. The Company expects liquidity to trend downward in the future as the funds from the debt issuance are invested in earning assets and used for general operating purposes. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner. Commercial noninterest bearing deposits were $5.8 million higher at June 30, 2016 than at December 31, 2015, and $18.3 million higher than one year ago.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and guidance lines of credit. The Company is approved to borrow 20% of total assets from the FHLB subject to providing qualifying collateral.  At June 30, 2016, the Company had borrowed $14.7 million of the $28.8 million of lendable collateral value, leaving $14.1 million of unused credit immediately available. The Company also had an $8 million guidance line of credit to borrow against securities. The limit on this line is 15% of assets. In addition, the Company had $21.5 million of fed funds lines of credit available at June 30, 2016. At the end of the second quarter of 2016, there were no advances on the fed funds or guidance lines.

Capital

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth.

At June 30, 2016 and December 31, 2015, the Company had stockholders’ equity of $47.4 million and $46.4 million, respectively, an increase of $1.0 million or 2.3%. The 4% common stock dividend declared by the Board of Directors on May 10, 2016 to holders of record June 9, 2016 was distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177 to a total of 5,763,944 on July 11, 2016. The stock dividend shifted $1.3 million from retained earnings to common stock distributable and surplus in June 2016.

The remaining preferred shares were converted to common stock in June, 2016 eliminating the dividend of 6% per year in future quarters. Each share of Series C preferred stock converted into 166.4 shares of common stock, which was comprised of the conversion factor of 160 plus the benefit of the 4% stock dividend of 6.4 additional shares.

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $247 thousand retained deficit at June 30, 2016. No cash dividends were paid to common stockholders in the first six months of 2016.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at June 30, 2016 and December 31, 2015.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank
(Dollars in thousands)	June 30, 2016	December 31, 2015
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,005	31,930
Retained Earnings	6,210	4,929
Common Equity Tier 1 Capital	52,912	51,556
Tier 1 Capital:
Tier 1 Minority Interest	20	36
Tier 1 Capital	52,932	51,592
Total Capital:
Allowance for Loan Losses (allowable portion)	3,449	3,298
Total Capital	$56,381	$54,890

The Bank’s total capital increased $1.5 million from December 31, 2015 to June 30, 2016, primarily as the result of retaining the $1.3 million of the year to date June 30, 2016 net income.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank June 30, 2016	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$56,381	13.02%	$34,654	8.00%	$43,317	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$52,912	12.22%	$19,493	4.50%	$28,156	6.50%
Tier I Capital (to Risk-Weighted Assets)	$52,932	12.22%	$25,990	6.00%	$34,654	8.00%
Tier I Leverage (to Average Assets)	$52,932	10.61%	$19,955	4.00%	$24,944	5.00%

HomeTown Bank December 31, 2015	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$54,890	13.80%	$31,822	8.00%	$39,778	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$51,556	12.96%	$17,900	4.50%	$25,855	6.50%
Tier I Capital (to Risk-Weighted Assets)	$51,592	12.97%	$23,867	6.00%	$31,822	8.00%
Tier I Capital (to Average Assets)	$51,592	10.83%	$19,053	4.00%	$23,816	5.00%

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

At June 30, 2016 outstanding commitments to extend credit including letters of credit were $98.4 million. There are no commitments to extend credit on impaired loans.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company elected early adoption of ASU 2016-09 in the second quarter of 2016.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  Charles W. Maness, Jr. retired from the Company effective August 5, 2016. Mr. Maness had served as the Company’s Chief Financial Officer and Principal Accounting Officer since May 1, 2006 and is retiring in order to travel and spend more time with his family. Vance W. Adkins, who joined the Company in 2010 as the Senior Risk Officer, has been promoted by the Board of Directors to serve as the Company’s Chief Financial Officer and Principal Accounting Officer effective as of Mr. Maness’s retirement. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016, and 2015;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 15, 2016	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 15, 2016	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016, and 2015;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.