Form 10-Q
period 2016-09-30
HomeTown Bankshares Corp
filed 2016-11-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016.

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

As of November 10, 2016, 5,763,944 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

Dollars In Thousands, Except Share and Per Share Data	September 30, 2016	December 31, 2015
	(Unaudited)	*
Assets
Cash and due from banks	$21,264	$28,745
Federal funds sold	1,033	1,329
Securities available for sale, at fair value	54,085	52,544
Restricted equity securities, at cost	2,213	2,535
Loans held for sale	294	1,643
Loans, net of allowance for loan losses of $3,544 in 2016 and $3,298 in 2015	400,371	364,060
Property and equipment, net	13,543	14,008
Other real estate owned, net of valuation allowance of $420 in 2016 and in 2015	4,274	5,237
Bank owned life insurance	7,418	6,285
Accrued income	2,076	2,057
Other assets	1,141	942
Total assets	$507,712	$479,385

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$88,716	$77,268
Interest-bearing	351,278	322,278
Total deposits	439,994	399,546
Federal Home Loan Bank borrowings	9,000	22,000
Subordinated notes	7,217	7,194
Other borrowings	1,126	2,361
Accrued interest payable	598	372
Other liabilities	1,495	1,521
Total liabilities	459,430	432,994

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, no par value; Series C authorized 20,000 shares, issued and outstanding none at September 30, 2016 and 13,600 at December 31, 2015	–	12,893
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,763,944 (includes 32,342 restricted shares) at September 30, 2016 and 3,362,536 (includes 37,848 restricted shares) at December 31, 2015	28,781	16,801
Surplus	17,810	15,484
Retained earnings	657	443
Accumulated other comprehensive income	611	396
Total HomeTown Bankshares Corporation stockholders’ equity	47,859	46,017
Non-controlling interest in consolidated subsidiary	423	374
Total stockholders’ equity	48,282	46,391
Total liabilities and stockholders’ equity	$507,712	$479,385

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the three and nine months ended September 30, 2016 and 2015

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Dollars In Thousands, Except Share and Per Share Data	2016	2015		2016	2015
Interest and dividend income:	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Loans and fees on loans	$4,523	$4,173		$13,116	$12,119
Taxable investment securities	209	170		614	552
Nontaxable investment securities	93	100		295	303
Dividends on restricted stock	31	36		101	104
Other interest income	34	10		79	28
Total interest and dividend income	4,890	4,489		14,205	13,106
Interest expense:
Deposits	588	490		1,629	1,403
Subordinated notes	134	–		402	–
Other borrowed funds	54	100		221	294
Total interest expense	776	590		2,252	1,697
Net interest income	4,114	3,899		11,953	11,409
Provision for loan losses	111	–		979	–
Net interest income after provision for loan losses	4,003	3,899		10,974	11,409

Noninterest income:
Service charges on deposit accounts	178	128		496	362
ATM and interchange income	176	148		491	416
Mortgage banking	251	161		607	539
Gains on sales of investment securities, net	43	12		257	52
Other income	187	232		468	542
Total noninterest income	835	681		2,319	1,911

Noninterest expense:
Salaries and employee benefits	1,772	1,641		5,095	4,801
Occupancy and equipment expense	439	441		1,317	1,325
Data processing expense	237	215		679	632
Advertising and marketing expense	127	198		345	607
Professional fees	135	80		352	303
Bank franchise taxes	92	66		275	197
FDIC insurance expense	89	80		247	239
Losses on sales and writedowns of other real estate owned, net	–	140		91	140
Other real estate owned expense	25	35		72	105
Directors’ fees	98	55		307	166
Other expense	472	386		1,333	1,153
Total noninterest expense	3,486	3,337		10,113	9,668
Net income before income taxes	1,352	1,243		3,180	3,652
Income tax expense	416	381		1,203	1,108
Net income	936	862		1,977	2,544
Less net income attributable to non-controlling interest	33	7		49	50
Net income attributable to HomeTown Bankshares Corporation	903	855		1,928	2,494
Effective dividends on preferred stock	-	210		408	630
Net income available to common stockholders	$903	$645		$1,520	$1,864
Basic earnings per common share	$0.16	$0.19	*	$0.36	$0.54	*
Diluted earnings per common share	$0.16	$0.15	*	$0.26	$0.43	*
Weighted average common shares outstanding	5,763,944	3,428,085	*	4,279,821	3,426,467	*
Diluted weighted average common shares outstanding	5,774,086	5,757,685	*	5,776,632	5,756,067	*

*Restated for the 4% stock dividend distributed July 11, 2016

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2016 and 2015

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$936	$862	$1,977	$2,544

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(149)	275	583	20
Deferred income tax (expense) benefit on unrealized holding gains (losses) on securities available for sale	50	(93)	(198)	(7)
Reclassification adjustment for gains on sales of investment securities included in net income	(43)	(12)	(257)	(52)
Tax expense related to realized gains on securities sold	15	4	87	18
Total other comprehensive income (loss)	(127)	174	215	(21)

Comprehensive income	809	1,036	2,192	2,523
Less: Comprehensive income attributable to the non-controlling interest	33	7	49	50
Comprehensive income attributable to HomeTown Bankshares Corporation	$776	$1,029	$2,143	$2,473

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

	For the Nine Months Ended September 30,
Dollars in Thousands	2016	2015
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$1,977	$2,544
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	568	571
Provision for loan losses	979	–
Amortization of premium on securities, net	448	440
Amortization of discount on subordinated notes	23	–
Gains on sales of loans held for sale	(435)	(407)
Losses on sales and writedowns of other real estate, net	91	140
Gains on sales of investment securities, net	(257)	(52)
Increase in value of life insurance contracts	(133)	(120)
Stock compensation expense	111	102
Originations of loans held for sale	(17,443)	(18,136)
Proceeds from sales of loans held for sale	19,227	18,391
Changes in assets and liabilities:
Accrued income	(19)	51
Other assets	(199)	(154)
Deferred taxes, net	163	11
Accrued interest payable	226	167
Other liabilities	(300)	(686)
Net cash flows provided by operating activities	5,027	2,862
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	296	(1,026)
Purchases of available for sale securities	(14,087)	(5,997)
Sales, maturities, and calls of available for sale securities	12,682	9,494
(Purchase) redemption of restricted equity securities, net	322	(218)
Net increase in loans	(37,771)	(28,500)
Proceeds from sales of other real estate	1,353	138
Purchases of bank owned life insurance	(1,000)	(2,500)
Purchases of property and equipment	(103)	(329)
Net cash flows used in investing activities	(38,308)	(28,938)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	11,448	30,224
Net increase in interest-bearing deposits	29,000	7,408
Net increase (decrease) in FHLB borrowings	(13,000)	4,900
Net increase (decrease) in other borrowings	(1,235)	439
Net increase in equity of non-controlling interest	–	317
Preferred stock dividend payment	(408)	(630)
Cash in lieu of fractional shares	(5)	–
Net cash flows provided by financing activities	25,800	42,658
Net increase (decrease) in cash and cash equivalents	(7,481)	16,582
Cash and cash equivalents, beginning	28,745	13,795
Cash and cash equivalents, ending	$21,264	$30,377
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,026	$1,530
Cash payments for income taxes	$1,253	$1,676
Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains (loss) on available for sale securities	$326	$(32)
Transfer from loans to other real estate	$481	$–
Conversion of Preferred Stock to Common Stock	$12,893	$–

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

Basis of Presentation

The consolidated financial statements as of September 30, 2016 and for the periods ended September 30, 2016 and 2015 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the periods ended September 30, 2016 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2015, included in the Company’s Form 10-K for the year ended December 31, 2015. Interim financial performance is not necessarily indicative of performance for the full year.

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

The Company elected the early adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The tax effect of the expiration of nonqualified stock options was recognized in the second quarter as a discrete item when the expiration occurred and increased income tax expense by $236 thousand. The Company elected an accounting policy to account for forfeitures when they occur and reverse compensation cost previously recognized, in the period the award is forfeited before the completion of the requisite service period. The Company’s other accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to Form 10-K for these policies.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2016 and December 31, 2015, are as follows:

(Dollars In Thousands)	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$12,806	$250	$(51)	$13,005
Mortgage-backed securities and CMO’s	20,900	159	(48)	21,011
Corporate securities	3,750	62	–	3,812
Municipal securities	15,703	575	(21)	16,257
	$53,159	$1,046	$(120)	$54,085

(Dollars In Thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$16,899	$227	$(107)	$17,019
Mortgage-backed securities and CMO’s	18,289	75	(174)	18,190
Municipal securities	16,756	594	(15)	17,335
	$51,944	$896	$(296)	$52,544

U. S. Government and agency securities: The unrealized losses on twelve of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Mortgage-backed securities and CMO’s: The unrealized losses on fourteen of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Corporate securities: The Company had no investments with unrealized losses in corporate securities at September 30, 2016.

Municipal securities: The unrealized losses on nine of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

The following tables demonstrate the unrealized loss position of available-for-sale securities at September 30, 2016 and December 31, 2015. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	September 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$888	$(1)	$3,596	$(50)	$4,484	$(51)
Mortgage-backed securities and CMO’s	3,831	(18)	1,588	(30)	5,419	(48)
Municipal securities	3,552	(20)	267	(1)	3,819	(21)
	$8,271	$(39)	$5,451	$(81)	$13,722	$(120)

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$1,999	$(24)	$4,924	$(83)	$6,923	$(107)
Mortgage-backed securities and CMO’s	10,326	(114)	3,069	(60)	13,395	(174)
Municipal securities	805	(10)	526	(5)	1,331	(15)
	$13,130	$(148)	$8,519	$(148)	$21,649	$(296)

There are thirty-five debt securities with fair values totaling $13.7 million considered temporarily impaired at September 30, 2016.  As of September 30, 2016, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $262 thousand and $5 thousand of losses on sales of securities in the first nine months of 2016. The Company realized gains of $67 thousand and $15 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at September 30, 2016, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$120	$121
Over one through five years	1,395	1,420
Over five through ten years	13,782	14,000
Greater than 10 years	37,862	38,544
	$53,159	$54,085

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2016 and December 31, 2015 were as follows:

(Dollars In Thousands)	September 30, 2016	December 31, 2015
Construction loans:
Residential	$12,630	$11,779
Land acquisition, development & commercial	25,157	27,440
Real estate:
Residential	110,965	100,268
Commercial	162,330	140,952
Commercial, industrial & agricultural	55,857	53,012
Equity lines	29,253	26,376
Consumer	7,723	7,531
Total	403,915	367,358
Less allowance for loan losses	(3,544)	(3,298)
Loans, net	$400,371	$364,060

The past due and nonaccrual status of loans as of September 30, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$12,630	$12,630	$	−
Land acquisition, development & commercial		−		−		−		−	25,157	25,157		−
Real estate:
Residential		103		−		802		905	110,060	110,965		577
Commercial		−		−		−		−	162,330	162,330		347
Commercial, industrial & agricultural		−		−		−		−	55,857	55,857		11
Equity lines		50		106		−		156	29,097	29,253		−
Consumer		5		3		−		8	7,715	7,723		−
Total		$158		$109		$802		$1,069	$402,846	$403,915		$935

The past-due and nonaccrual status of loans as of December 31, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past- Due		Total Past- Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$11,779	$11,779	$	−
Land acquisition, development & commercial		−		−		11		11	27,429	27,440		11
Real Estate:
Residential		297		−		50		347	99,921	100,268		−
Commercial		44		−		792		836	140,116	140,952		368
Commercial, industrial & agricultural		52		84		35		171	52,841	53,012		47
Equity lines		105		−		−		105	26,271	26,376		−
Consumer		−		−		−		−	7,531	7,531		−
Total		$498		$84		$888		$1,470	$365,888	$367,358		$426

There was one loan, in the amount of $225 thousand, that was past due ninety days or more and still accruing interest as of September 30, 2016. There were two loans, totaling $842 thousand, which were past due ninety days or more and still accruing interest at December 31, 2015.

Impaired loans, which include TDR’s of $6.5 million, and the related allowance at September 30, 2016, were as follows:

September 30, 2016 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		770		770		−		582		(14)
Commercial		6,463		6,639		−		6,559		191
Commercial, industrial & agricultural		11		11		−		12		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$7,244		$7,420	$	−		$7,153		$177

September 30, 2016 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		119		119		17		123		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$119		$119		$17		$123	$	−

Impaired loans, which include TDRs of $6.7 million, and the related allowance at December 31, 2015, were as follows:

December 31, 2015 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		247		247	–		255		13
Commercial		7,451		7,627	–		7,623		291
Commercial, industrial & agricultural		12		12	–		12		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,710		$7,886	$–		$7,890		$304

December 31, 2015 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		127		127		17		135		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$127		$127		$17		$135	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.5 million at September 30, 2016.  This compares with $6.7 million in total restructured loans at December 31, 2015. Four of the six loans totaling $6.2 million were not on nonaccrual status at September 30, 2016. The other two loans totaling $238 thousand were on nonaccrual status at the end of the third quarter of 2016.  All TDR’s were current with their restructured terms at September 30, 2016.

No loans were modified in a TDR during the first nine months of 2016.

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

The loan identified above in the table restructured into two TDR’s during the nine months ended September 30, 2015. It was included in substandard nonaccrual loans and impaired loans at the end of 2014.

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

Note 4. Allowance for Loan Losses

The following table presents, as of September 30, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

September 30, 2016

	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending Balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$2	$85	$	−	$85	$12,630	$	−	$12,630
Land acquisition, development & commercial	187		(2)		−	(20)	165		−	165	25,157		−	25,157
Real estate:
Residential	1,047		−		45	(164)	928		−	928	110,965		770	110,195
Commercial	1,001		(606)		−	1,064	1,459		17	1,442	162,330		6,582	155,748
Commercial, industrial & agricultural	531		(34)		−	(73)	424		−	424	55,857		11	55,846
Equity lines	277		(99)		10	164	352		−	352	29,253		−	29,253
Consumer	85		(65)		18	56	94		−	94	7,723		−	7,723
Unallocated	87		−		−	(50)	37		−	37	−		−	−
Total	$3,298		$(806)		$73	$979	$3,544		$17	$3,527	$403,915		$7,363	$396,552

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2015

	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$40	$83	$	−	$83	$11,779	$	−	$11,779
Land acquisition, development & commercial	453		−		−		(266)	187		−	187	27,440		−	27,440
Real estate:
Residential	833		−		1		213	1,047		−	1,047	100,268		247	100,021
Commercial	1,012		−		−		(11)	1,001		17	984	140,952		7,578	133,374
Commercial, industrial & agricultural	319		−		10		202	531		−	531	53,012		12	53,000
Equity lines	423		−		1		(147)	277		−	277	26,376		−	26,376
Consumer	65		(80)		34		66	85		−	85	7,531		−	7,531
Unallocated	184		−		−		(97)	87		−	87	−		−	−
Total	$3,332		$(80)		$46	$	−	$3,298		$17	$3,281	$367,358		$7,837	$359,521

Loans by credit quality indicators as of September 30, 2016 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$12,630	$	−	$	−	$	−	$12,630
Land acquisition, development & commercial	25,157		−		−		−	25,157
Real estate loans:
Residential	110,195		−		193		577	110,965
Commercial	161,429		−		554		347	162,330
Commercial, industrial, agricultural	55,246		−		600		11	55,857
Equity lines	29,253		−		−		−	29,253
Consumer	7,642		79		2		−	7,723
Total Loans	$401,552		$79		$1,349		$935	$403,915

Loans by credit quality indicators as of December 31, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$11,779	$	−	$	−	$	−	$11,779
Land acquisition, development & commercial	27,429		−		−		11	27,440
Real estate loans:
Residential	95,809		4,212		247		−	100,268
Commercial	138,034		1,155		1,395		368	140,952
Commercial, industrial, agricultural	51,801		1,164		−		47	53,012
Equity lines	26,376		−		−		−	26,376
Consumer	7,523		−		8		−	7,531
Total Loans	$358,751		$6,531		$1,650		$426	$367,358

At September 30, 2016 and December 31, 2015, the Company had no loans classified as Doubtful or Loss.

Note 5. Foreclosed Properties

Changes in foreclosed properties for the nine months ended September 30, 2016 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	481	—	481
Writedowns	—	—	—
Sales	(1,444)	—	(1,444)
Balance at the end of the period	$4,694	$(420)	$4,274

Changes in foreclosed properties for the nine months ended September 30, 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	(140)	(140)
Sales	(138)	—	(138)
Balance at the end of the period	$7,270	$(562)	$6,708

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2016 and December 31, 2015 were as follows:

(Dollars In Thousands)	September 30, 2016	December 31, 2015
Residential lots	$2,409	$2,520
Residential development	423	423
Commercial lots	90	90
Commercial buildings	1,352	2,204
Total Other Real Estate Owned	$4,274	$5,237

There were no residential real estate loans in the process of foreclosure at September 30, 2016 or December 31, 2015.

Other real estate owned related expenses in the consolidated statements of income for the three and nine months ended September 30, 2016 and September 30, 2015 include:

(Dollars In Thousands)	Three months Ended September 30, 2016	Three months Ended September 30, 2015	Nine months Ended September 30, 2016	Nine months Ended September 30, 2015
Net loss on sales	$—	$—	$91	$—
Provision for unrealized losses	—	140	—	140
Operating expenses	25	35	72	105
Total Other Real Estate Owned	$25	$175	$163	$245

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $111 thousand and $102 thousand for the years to date September 30, 2016 and 2015, respectively.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards is affected by the price of our stock and a number of financial assumptions and variables. These variables include the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  On December 18, 2014, the Board of Directors granted 165 thousand shares which will vest over a five year period. Financial assumptions and variables used to determine the fair value of these stock options are; risk free interest rate of 2.01%, an expected term of 7.5 years, an expected stock price volatility of 26% and a dividend rate of 0%. The fair value of the options was determined to be $2.29 per option. Compensation expense will be charged to income ratably over the vesting period and was $58 thousand year to date September 30, 2016 and $56 thousand year to date September 30, 2015. As of September 30, 2016 there was $229 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 3.25 years. No options were granted during the nine months ended September 30, 2016. All previously issued options were fully vested at the end of 2012. At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016.

A summary of option activity under the 2005 stock option plan year to date September 30, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2015	546,460	$8.62
Granted	–	–
Exercised	–	–
Expired	(333,960)	9.09
Forfeited	(6,000)	6.90
Balance at September 30, 2016	206,500	$7.90	$329,700	6.59
Exercisable at September 30, 2016	82,100	$9.41	$68,460	4.11

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2016.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $53 thousand and $46 thousand for the years to date September 30, 2016 and 2015, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 11,149* and 9,014* shares of restricted stock under the plan during the years to date September 30, 2016 and 2015, respectively. The weighted-average grant date fair value of restricted stock granted in 2016 was $9.09* compared to $7.40* in 2015.

As of September 30, 2016, there was $183 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2021. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the nine months ended September 30, 2016				For the nine months ended September 30, 2015
	Shares		Weighted- Average Grant Date Fair Value		Shares		Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	39,352	*	$6.00	*	39,227	*	$5.35	*
Granted	11,149	*	9.09	*	9,014	*	7.40	*
Vested	(11,371	)*	5.44	*	(11,279	)*	5.34	*
Forfeited	(6,788	)*	6.99	*	–	*	–	*
Nonvested at the end of the period	32,342	*	$7.06	*	36,962	*	$5.85	*

The Restricted Stock Plan provides for the adjustment of the total number of shares reserved for issuance under the plan and the number of shares covered by each outstanding Award for stock dividends and stock splits.

*Restated for the 4% stock dividend distributed July 11, 2016.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

(Dollars In Thousands)		Carrying value at September 30, 2016
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,005	$–	$13,005	$–
Mortgage-backed securities and CMO’s	21,011	–	21,011	–
Corporate securities	3,812	–	3,812	–
Municipal securities	16,257	–	16,257	–

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$17,019	$–	$17,019	$–
Mortgage-backed securities and CMO’s	18,190	–	18,190	–
Municipal securities	17,335	–	17,335	–

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and a specific reserve is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of any loss. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If carried at market price based on appraised value less selling costs using observable market data, it is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraisal value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

(Dollars In Thousands)		Carrying value at September 30, 2016
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$102	$–	$–	$102
Loans held for sale	294	–	294	–
Other real estate owned	4,274	–	–	4,274

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$110	$–	$–	$110
Loans held for sale	1,643	–	1,643	–
Other real estate owned	5,237	–	1,300	3,937

At September 30, 2016 and December 31, 2015, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2016:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for September 30, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$102	Discounted cash flows	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	4%	(4%)

	$2,539	Internal evaluations	Internal evaluations	3%	-	38%	(19%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$110	Discounted cash flows	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	9%	(8%)

	$2,202	Internal evaluations	Internal evaluations	4%	-	39%	(21%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At September 30, 2016 and December 31, 2015, management believes the carrying value of federal funds sold approximates estimated market value.

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at September 30, 2016:

(Dollars In Thousands)		Fair value at September 30, 2016
Description	Carrying value as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$21,264	$20,514	$755	$–	$21,269
Federal funds sold	1,033	1,033	–	–	1,033
Securities available-for-sale	54,085	–	54,085	–	54,085
Restricted equity securities	2,213	–	2,213	–	2,213
Loans held for sale	294	–	294	–	294
Loans, net	400,371	–	–	402,625	402,625
Bank owned life insurance	7,418	–	7,418	–	7,418
Accrued income	2,076	–	2,076	–	2,076
Financial liabilities
Total deposits	439,994	–	440,207	–	440,207
FHLB borrowings	9,000	–	9,109	–	9,109
Subordinated notes	7,217	–	7,770	–	7,770
Other borrowings	1,126	–	1,126	–	1,126
Accrued interest payable	598	–	598	–	598

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2015:

(Dollars In Thousands)		Fair value at December 31, 2015
Description	Carrying value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$28,745	$26,995	$1,767	$–	$28,762
Federal funds sold	1,329	1,329	–	–	1,329
Securities available for sale	52,544	–	52,544	–	52,544
Restricted equity securities	2,535	–	2,535	–	2,535
Loans held for sale	1,643	–	1,643	–	1,643
Loans, net	364,060	–	–	362,440	362,440
Bank owned life insurance	6,285	–	6,285	–	6,285
Accrued income	2,057	–	2,057	–	2,057
Financial liabilities
Total deposits	399,546	–	400,117	–	400,117
FHLB borrowings	22,000	–	22,191	–	22,191
Subordinated notes	7,194	–	7,354	–	7,354
Other borrowings	2,361	–	2,361	–	2,361
Accrued interest payable	372	–	372	–	372

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and nine months ended September 30, 2016 and 2015 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2016	2015
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$43	$12	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	15	4	Income tax expense
	$28	$8	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2016	2015
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$257	$52	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	87	18	Income tax expense
	$170	$34	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	For the Three Months Ended September 30,
	2016			2015
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding		Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,763,944	$903	$0.16	3,428,085	*	$645	$0.19	*
Series C Preferred Stock Dividends		−				210
Effect of dilutive securities:
Convertible preferred stock	−	−	−	2,369,600	*	−	(0.04	)*
Dilutive stock options	10,142	−	−	−		−	−
Earnings per common share, diluted	5,774,086	$903	$0.16	5,757,685	*	$855	$0.15	*

*Restated for 4% common stock dividend distributed July 11, 2016.

	For the Nine Months Ended September 30,
	2016			2015
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding		Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	4,279,821	$1,520	$0.36	3,426,467	*	$1,864	$0.54	*
Series C Preferred Stock Dividends		−				630
Effect of dilutive securities:
Convertible preferred stock	1,486,669	−	(0.10)	2,329,600	*	−	(0.11	)*
Dilutive stock options	10,142	−	−	−		−	−
Earnings per common share, diluted	5,776,632	$1,520	$0.26	5,756,067	*	$2,494	$0.43	*

*Restated for 4% common stock dividend distributed July 11, 2016.

Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

Note 10. Subsequent Events

There were no reportable subsequent events.

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

Our Business

HomeTown Bankshares provides a full complement of consumer and commercial banking services to its primary service area which includes the Roanoke Valley, the New River Valley and Smith Mountain Lake. The Company serves these markets through a network of six branches, seven ATM’s, HomeTown Mortgage and HomeTown Investments. A high level of responsive and personal service coupled with local decision-making are the hallmarks of the Company’s customer oriented strategy. The Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, residential and commercial mortgages, home equity loans, consumer installment loans, commercial loans, and lines and letters of credit. In addition to its main office, the Company has offices in Franklin County, Virginia at Westlake; in the town of Christiansburg, Virginia at 2950 Market Street; in Roanoke County, Virginia at the intersection of Colonial Avenue and Virginia Route 419; in the City of Roanoke, Virginia at 3521 Franklin Road; and in the City of Salem, Virginia at 852 West Main Street. HomeTown Bank, with a 49% interest in the joint venture HomeTown Residential Mortgage, LLC, operates a dedicated mortgage office on Colonial Ave., next to the existing branch. The Company has a secure Operations Center at 4633 Brambleton Avenue in Roanoke.

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

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) that losses be accrued when they are probable of occurring and are capable of estimation and (ii) that losses on impaired loans be accrued based on the differences between the value of collateral less cost to sell, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.

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

Discussion of Operations

Executive Summary

HomeTown Bankshares Corporation financial results for the third quarter of 2016 rebounded to more normal levels following lower results last quarter. The Company reported net income attributable to HomeTown Bankshares Corporation of $903 thousand for the third quarter compared to $224 thousand for the second quarter and $801 thousand for the first quarter. Profitability was lower in the second quarter due predominantly to additional loan loss provision expense related to one loan and the reversal of tax benefits that could not be realized.

Three Months Ended September 30, 2016

Net income attributable to HomeTown Bankshares was $903 thousand for the third quarter of 2016, and was $48 thousand or 5.6% higher than the same quarter last year. Higher net interest income and noninterest income was partially negated by increased noninterest expense.

Net interest income for the three months ended September 30, 2016 totaled $4.1 million, and was $215 thousand or 5.5% greater than the third quarter of 2015. The expansion of earning assets by $60.3 million provided $517 thousand in additional interest income, while lower loan yields negatively impacted net interest income by $113 thousand. Average loans for the quarter were $398 million, $41.6 million or 11.7% more than the third quarter of 2015. Excess funds from increased liquidity were placed in interest bearing bank accounts until needed to fund further loan growth and the expansion of the investment portfolio. Average interest bearing deposits with banks were $15.4 million greater for the third quarter of 2016 than for the same quarter in 2015.

Deposits and proceeds from the subordinated notes issued in December 2015 funded the expansion of earning assets. Proceeds from the issuance of subordinated notes in the fourth quarter of 2015 partially funded the growth of earning assets at a cost of $134 thousand for the third quarter of 2016. The average interest bearing and non-interest bearing deposits for the third quarter of 2016 totaled $442 million, an increase of $56.6 million over the average for the same quarter in 2015. Average subordinated debt for the three months ended September 30, 2016 was $7.2 million compared to none for the three months ended September 30, 2015.

The net interest margin was 3.49%, 3.55%, and 3.77% for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, respectively. While deposits were the major source of funds, their levels fluctuate. The subordinated notes were issued at the end of 2015 to provide a more stable source of liquidity to fund earning asset growth. The cost of the subordinated notes accounted for 11 basis points of the 28 basis points drop for the third quarter of 2016 compared to the same quarter last year. The remainder of the decrease in the net interest margin was due to spread compression as the yield on earning assets declined while the cost of funds rose. The downward pressure on rates stemming from competition in the market-place coupled with maturing seasoned loans at higher interest rates contributed to lower loan yields.

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$998	$1	0.32%	$1,206	$—	0.12%
Deposits in banks	20,325	33	0.65	4,936	10	0.83
Securities, taxable	39,215	209	2.13	35,142	170	2.02
Securities, nontaxable (1)	14,222	93	3.97	14,516	100	4.11
Restricted equity securities	2,236	31	5.44	2,694	36	5.32
Loans held for sale	575	5	3.70	444	5	4.15
Loans (1)	398,451	4,518	4.52	356,814	4,168	4.63
Total earnings assets	476,022	4,890	4.13	415,752	4,489	4.33
Less: Allowance for loan losses	(3,484)			(3,315)
Total non-earning assets	37,881			45,873
Total Assets	$510,419			$458,310

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$81,898	$36	0.17%	$78,534	$28	0.14%
Money market savings	71,281	44	0.24	66,496	40	0.24
Regular savings	42,741	39	0.36	36,351	36	0.39
Time Deposits	159,393	469	1.17	142,134	386	1.07
FHLB borrowings	9,442	45	1.88	25,092	94	1.46
Subordinated notes	7,212	134	7.40	—	—	—
Other borrowings	1,935	9	1.80	1,273	6	1.67
Total interest bearing liabilities	373,902	776	0.82	349,880	590	0.66
Non-interest bearing liabilities:
Demand deposits	86,408			61,595
Other liabilities	2,088			1,532
Total liabilities	462,398			413,007
Total HomeTown Bankshares Corporation stockholders’ equity	47,626			44,939
Non-controlling interest in consolidated subsidiary	395	—		364	—
Total Liabilities and Stockholders’ Equity	$510,419	776		$458,310	590
Net interest income		$4,114			$3,899
Interest rate spread			3.31			3.67
Interest expense to average earning assets			0.64			0.56
Net interest margin			3.49%			3.77%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$1	$—
Deposits in banks	23	(3)	26
Securities, taxable	39	4	35
Securities, nontaxable	(7)	(5)	(2)
Restricted equity securities	(5)	1	(6)
Loans held for sale	—	(1)	1
Loans	350	(113)	463
Total interest income	401	(116)	517

Interest expense:
Interest bearing liabilities:
Checking	8	6	2
Money market savings	4	—	4
Regular savings	3	(3)	6
Time Deposits	83	29	54
FHLB borrowings	(49)	21	(70)
Subordinated notes	134	—	134
Other borrowings	3	—	3
Total interest expense	186	53	133
Net interest income	$215	$(169)	$384

A provision for loan losses of $111 thousand was recorded for the three months ended September 30, 2016 to provide coverage for the growth in loans, compared to none being recorded in any quarter of the prior year. See discussion under Allowance for Loan Losses for additional information.

Noninterest income for the third quarter of 2016 was $835 thousand, and was $154 thousand more than the same period last year. Service charges on deposit accounts, and ATM and interchange income were up $78 thousand for 2016 compared to 2015 due to deposit growth and changes late in the third quarter of 2015 in the fee structure to be more in line with industry norms. Mortgage banking income was $90 thousand more than the prior year due to a higher dollar volume of mortgages processed and sold.

For the three months ended September 30, 2016, noninterest expense was $3.5 million, $149 thousand or 4.5% more than the $3.3 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended September 30, 2016 were $131 thousand or 8.0% more than the same three months of 2015. Increases in salaries from the addition of new employees and annual raises were partially offset by increased deferrals of salaries related to loan origination costs and the reduction of bonuses in the wake of the weak second quarter earnings. The Bank took advantage of the opportunity to hire two former Valley Bank employees at the beginning of the current year and start a Private Wealth division that has contributed to loan and deposit growth. Advertising and marketing expense for the third quarter of 2016 varied favorably from the prior year by $71 thousand. Efforts were accelerated in the first part of 2015 to take advantage of competitive opportunities in the local banking market created by the acquisition of Valley Bank by a North Carolina headquartered financial institution. HomeTown Bank is now the largest community bank headquartered in the Roanoke Valley. Professional fees were $55 thousand more for the third quarter of 2016 compared to the third quarter of 2015 due primarily to investor related costs of the stock dividend distributed on July 11, 2016 and conversion of the remaining preferred stock to common shares at the end of June 2016. Bank Franchise Tax was $26 thousand more for the third quarter of 2016 than the same quarter last year. The increase in the Bank’s equity from retained earnings, the capital infusion of $6.0 million from the proceeds of the subordinated notes issued at the end of 2015, and the reduction in real estate taxes paid on foreclosed properties which are deducted from capital on the Bank Franchise return, were all factors contributing to the increase in the Bank Franchise Tax in 2016. The third quarter of 2015 included writedowns of foreclosed properties of $140 thousand compared to none in the third quarter of the current year. The Board of Directors fees were raised in 2016 in recognition of the Company’s growth in asset size and were $43 thousand more quarter over quarter.

Nine months Ended September 30, 2016

Net income attributable to HomeTown Bankshares for the year through September 30, 2016 was $1.9 million, $566 thousand less than the earnings for the same period in 2015. Profitability was lower in 2016 due predominantly to additional loan loss provision expense to replenish the reserve for the partial charge off of $606 thousand of a loan extended in 2008. The loan had performed as agreed until the second quarter of 2016. The specific loan loss provision attributed to this loan reduced net income by $400 thousand after taxes. In addition, the Company incurred additional tax expense of $236 thousand due to the expiration of stock options in the second quarter that were issued in 2006 and were never exercised. This charge was due to the reversal of tax benefits recorded previously that cannot be realized due to the options expiring. These were the primary contributors to the reduction in earnings through September 30, 2016. Net interest income and noninterest income varied favorably from the prior year, and were partially negated by higher noninterest expense.

Net interest income was up $544 thousand or 4.8% to $12.0 million for the first nine months of 2016 over the same period last year. The impact of the higher loan volume surpassed the effect of lower interest rates on loans and increased interest income for the first nine months of 2016. As anticipated, the cost of the $7.5 million capital raise in December 2015 had a near-term impact on earnings and accounted for 12 basis points of the total 25 basis point decline in the net interest margin year over year. CD promotions in August 2016 to retain maturing CDs and in June 2015 to provide additional liquidity contributed to higher costs of time deposits for the first nine months of 2016 compared to the first nine months of last year. Management decreased the average level of Federal Home Loan Bank borrowings by $9.3 million. Federal Home Loan Bank borrowings are generally more expensive than interest bearing deposits, and reducing reliance on them as a funding source favorably impacted the funding mix.

The low interest rate environment is expected to continue to put pressure on the margin. The Federal Open Market Committee in its November 2, 2016 press release continued to state that “…the Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.” The Company currently expects one rate increase later this year and two next year. Many economists felt the Federal Reserve signaled after its September meeting that it would raise rates relatively soon, as long as economic growth continued.

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$1,320	$4	0.37%	$1,125	$1	0.13%
Deposits in banks	13,212	75	0.76	5,282	27	0.69
Securities, taxable	38,450	614	2.13	35,959	552	2.10
Securities, nontaxable (1)	14,705	295	4.05	14,628	303	4.13
Restricted equity securities	2,464	101	5.45	2,715	104	5.12
Loans held for sale	472	13	3.79	485	15	4.04
Loans (1)	384,957	13,103	4.55	346,347	12,104	4.67
Total earnings assets	455,580	14,205	4.21	406,541	13,106	4.36
Less: Allowance for loan losses	(3,393)			(3,323)
Total non-earning assets	45,552			42,594
Total Assets	$497,739			$445,812

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$77,818	$89	0.15%	$80,326	$92	0.15%
Money market savings	70,769	128	0.24	62,934	122	0.26
Regular savings	41,145	113	0.37	35,430	107	0.40
Time Deposits	149,030	1,299	1.17	138,620	1,082	1.04
FHLB borrowings	16,163	200	1.63	25,452	278	1.44
Subordinated notes	7,204	402	7.46	—	—	—
Other borrowings	1,565	21	1.78	1,322	16	1.62
Total interest bearing liabilities	363,694	2,252	0.82	344,084	1,697	0.66
Non-interest bearing liabilities:
Demand deposits	84,363			55,215
Other liabilities	2,082			1,894
Total liabilities	450,139			401,193
Total HomeTown Bankshares Corporation stockholders’ equity	47,213			44,380
Non-controlling interest in consolidated subsidiary	387	—		239	—
Total Liabilities and Stockholders’ Equity	$497,739	2,252		$445,812	1,697
Net interest income		$11,953			$11,409
Interest rate spread			3.39			3.70
Interest expense to average earning assets			0.66			0.56
Net interest margin			3.55%			3.80%

(1)	Yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$3	$2	$1
Deposits in banks	48	3	45
Securities, taxable	62	30	32
Securities, nontaxable	(8)	(12)	4
Restricted equity securities	(3)	7	(10)
Loans held for sale	(2)	(1)	(1)
Loans	999	(262)	1,261
Total interest income	1,099	(233)	1,332

Interest expense:
Interest bearing liabilities:
Checking	(3)	1	(4)
Money market savings	6	(9)	15
Regular savings	6	(9)	15
Time Deposits	217	91	126
FHLB borrowings	(78)	34	(112)
Subordinated notes	402	—	402
Other borrowings	5	2	3
Total interest expense	555	110	445
Net interest income	$544	$(343)	$887

The year to date provision for loan losses totaled $979 thousand for the nine months ended September 30, 2016 compared to none for the same period in 2015. One loan that originated in 2008 and had performed as agreed until the second quarter of 2016 was partially charged off in the amount of $606 thousand. Additional loan loss provision expense was required to replenish the reserve for the partial charge off. Further, in 2016, additional provision for loan losses has been required to cover loan growth. See discussion under Allowance for Loan Losses for additional information.

For the year to date through September 30, 2016, noninterest income totaled $2.3 million, an increase of $408 thousand or 21.4% over the same period last year. Securities gains of $257 thousand were recorded in the first nine months of 2016 versus $52 thousand in 2015. Volatility created by the Brexit referendum led to a surge in trading activity creating opportunities to realize gains in the bond markets. Proceeds were reinvested in higher yielding corporate bonds. Excluding gains on the sales of securities, noninterest income increased $203 thousand or 10.9% from the same period last year. Service charges on deposit accounts, and ATM and interchange income were up $209 thousand for the first nine months of 2016 compared to 2015 due to deposit growth and changes late in the third quarter last year in the fee structure to be more in line with industry norms. Mortgage banking varied favorably from the prior year by $68 thousand or 12.6% due to increased number of closings and median loan amount. Other income was $74 thousand lower for the nine months ended September 30, 2016 compared to the same period last year. Favorable variances from the continued growth of merchant processing income, and a vendor signing incentive, partially offset the loss of $115 thousand in rental income from the sale of a building adjacent to a branch for a gain in the last quarter of 2015.

For the nine months ended September 30, 2016, noninterest expense was $10.1 million, $445 thousand or 4.6% more than the $9.7 million recorded in the first nine months of last year. Salaries and employee benefits through September 2016 were $294 thousand or 6.1% more than the same period last year. The numbers of full time equivalent employees were 99 and 91 at September 30, 2016 and September 30, 2015, respectively. The increase was due to several factors including the addition of Private Wealth which contributed to loan and deposit growth in 2016. Other factors included unfilled open positions in the prior year, and new positions to accommodate growth, as well as annual merit raises. Higher wages were partially offset by the deferral of more loan origination costs, in accordance with ASC 310-20 due to a higher volume of new loans and renewals. Advertising and marketing expense through September 2016 varied favorably by $262 thousand with the prior year. As discussed in the quarter to quarter comparison, the marketing effort was more intense in 2015 in the wake of Valley Bank’s acquisition by a North Carolina financial institution. Bank Franchise Taxes were up in correlation with increased equity and a reduction in real estate taxes on foreclosed properties.

Net income before taxes for the first nine months of 2016 was $472 thousand less than last year; however, income tax expense was $95 thousand more than the same nine month period in 2015. The Company incurred additional tax expense of $236 thousand in 2016 due to the expiration of stock options in the second quarter of 2016 that were issued in 2006 and were never exercised. This charge was due to the reversal of tax benefits recorded previously that cannot be realized due to the options expiring.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Assets surpassed the half million threshold last quarter and increased to $508 million at September 30, 2016. The balance at September 30 was $28.3 million or 5.9% more than at year end 2015.  The continuing expansion of the loan portfolio by $36.3 million during the nine months since December 31, 2015, accounted for most of the asset growth.

The Company’s liabilities at September 30, 2016 totaled $459 million compared to $433 million at December 31, 2015, an increase of $26.4 million or 6.1%.  Total deposits rose $40.4 million during the same period to $440 million at September 30, 2016. Core deposits, which exclude brokered deposits and retail CD’s over $250 thousand, totaled $398 million at the end of the third quarter and was $42.7 million more than at year end 2015.

At September 30, 2016 and December 31, 2015, the stockholders’ equity of HomeTown Bankshares was $47.9 million and $46.0 million, respectively, an increase of $1.8 million or 4.0%. The change in stockholders’ equity in the first nine months of 2016 was mainly the result of net income.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Real Estate:
Construction and land development	$—	$11
Residential 1-4 families	577	—
Commercial real estate	347	368
Commercial loans	11	47
Equity lines	—	—
Loans to individuals	—	—
Total nonperforming loans	935	426
Other real estate owned	4,274	5,237
Total nonperforming assets, excluding performing restructured loans	5,209	5,663
Performing restructured loans	6,237	6,398
Total nonperforming assets, including restructured loans	$11,446	$12,061

Nonaccrual loans totaled $935 thousand at September 30, 2016 compared to $426 thousand at December 31, 2015. A loan with a balance of $577 thousand was placed on nonaccrual status, when the number of days past due exceeded 90 days. The other two borrowers with nonaccrual loans totaling $358 thousand were making payments and were not past due at the end of the quarter; however, they are remaining on nonaccrual until performance warrants return to accrual status.

The loan that was partially charged down $606 thousand to $1.3 million was placed on nonaccrual in June 2016. This loan was collateralized by a hotel, and the sale of the underlying collateral was completed in August 2016. The proceeds paid off the $1.3 million nonaccrual balance.

During the nine months ended September 30, 2016 the Bank sold $1.4 million of foreclosed properties. One property on the books at $1.3 million was sold for a loss of $91 thousand after being held by the bank for almost two years. Through September 2016, the Bank added $481 thousand to other real estate owned, of which one property comprised $473 thousand of the total added. At December 31, 2015, the related loan for this addition was included in “Current” in Note 3 and “Pass” in Note 4. The borrower was an independent church and the membership voted to disband in the first quarter of 2016, prompting the Bank to negotiate a deed-in-lieu of foreclosure. Additional collateral in the form of an assigned note receivable was received and subsequently collected as part of the negotiation. No loss was recognized when the loan was transferred to other real estate. Writedowns of $140 thousand on other real estate were recorded in the first nine months of 2015.

Troubled debt restructurings (“TDR’s”) were comprised of six loans totaling $6.5 million at September 30, 2016.  Four of the six loans totaling $6.2 million were accruing interest at the end of the third quarter. All six loans were performing in accordance with their restructured terms at September 30, 2016. For the nine months ended September 30, 2016, no loans were modified in a TDR compared to one loan modified into two restructured loans for the same period in 2015. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2016 and December 31, 2015 are included in Note 5, and the activity in other real estate owned for the first nine months of 2016 and 2015 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first nine months of 2016, a provision of $979 thousand was recorded. As alluded to previously in this document, one loan that originated in 2008 and had performed as agreed until the second quarter of 2016 was partially charged off in the amount of $606 thousand. Total net charge offs for the year through September 30, 2016 were $733 thousand. The increase in net charge offs was the main reason behind the higher provision for loan losses in 2016. Loan growth absorbed much of the remaining available unallocated and contributed to the need for a higher provision in 2016.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $17 thousand at September 30, 2016 and December 31, 2015.  Impaired loans totaled $7.4 million at September 30, 2016, and were $474 thousand less than the balance at year end 2015.  One borrower with loans totaling $871 thousand at December 31, 2015 was upgraded and is no longer classified as impaired at September 30, 2016. The loan with a balance of $577 thousand that was placed on nonaccrual status was also added to impaired loans. The remaining decrease was the result of the receipt of loan payments.

The percentage of the allowance for loan losses to total loans was 0.88% and 0.90% at September 30, 2016, and December 31, 2015, respectively.  Unallocated reserves were $37 thousand at September 30, 2016 and $87 thousand at December 31, 2015. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. Net charges offs as a percent of average loans were 0.25% through September 30, 2016. Nonperforming loans were 0.23% and 0.12% of total loans at September 30, 2016 and December 31, 2015, respectively. The allowance for loan losses to nonaccrual loans was 379% at September 30, 2016 and 775% at December 31, 2015.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $65.1 million at September 30, 2016, compared to $73.0 million at December 31, 2015, and $72.8 million at September 30, 2015.   Higher levels of commercial noninterest bearing deposits contributed to higher levels of liquidity at the end of the third quarter 2015. Commercial deposits are by their nature highly volatile, and withdrawals may result in less liquidity in the future. To provide a more stable source of liquidity, at the end of the fourth quarter 2015, the Company issued $7.5 million in subordinated notes. Liquidity has trended downward as the funds from the debt issuance have been invested in earning assets and used for general operating purposes. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner. Commercial noninterest bearing deposits were $9.6 million higher at September 30, 2016 than at December 31, 2015, and $3.9 million higher than one year ago.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings and time deposits through competitive pricing tactics. If this funding source is not attractive either for reasons of maturity or pricing, alternative funding sources include Federal Home Loan Bank (FHLB) advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of total assets from the FHLB subject to providing qualifying collateral.  At September 30, 2016, the Company had borrowed $9.0 million of the $27.1 million of lendable collateral value, leaving $18.1 million of unused credit immediately available. The Company had $36.5 million of fed funds lines of credit available at September 30, 2016. At the end of the third quarter of 2016, there were no advances on the fed funds or guidance lines.

Capital

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth. The Company’s stock is traded on the NASDAQ Capital Market under the symbol “HMTA.”

At September 30, 2016 and December 31, 2015, the Company had stockholders’ equity of $48.3 million and $46.4 million, respectively, an increase of $1.9 million or 4.1%. The 4% common stock dividend declared by the Board of Directors on May 10, 2016 to holders of record June 9, 2016 was distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177 to a total of 5,763,944 on July 11, 2016. The stock dividend shifted $1.3 million from retained earnings to common stock and surplus.

The remaining preferred shares were converted to common stock in June, 2016 eliminating the dividend of 6% per year in future quarters. Each share of Series C preferred stock converted into 166.4 shares of common stock, which was comprised of the conversion factor of 160 plus the benefit of the 4% stock dividend of 6.4 additional shares.

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $657 thousand of retained earnings at September 30, 2016. No cash dividends were paid to common stockholders in the first nine months of 2016.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at September 30, 2016 and December 31, 2015.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank
(Dollars in thousands)	September 30, 2016	December 31, 2015
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,042	31,930
Retained Earnings	7,266	4,929
Common Equity Tier 1 Capital	54,005	51,556
Tier 1 Capital:
Tier 1 Minority Interest	12	36
Tier 1 Capital	54,017	51,592
Total Capital:
Allowance for Loan Losses (allowable portion)	3,544	3,298
Total Capital	$57,561	$54,890

The Bank’s total capital increased $2.7 million from December 31, 2015 to September 30, 2016, primarily as the result of retaining the $2.4 million of the year to date September 30, 2016 net income attributable to the bank and noncontrolling interest.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank September 30, 2016	Actual		Minimum Capital Requirement including Capital Conservation Buffer for 2016		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$57,561	12.88%	$38,558	8.625%	$44,705	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$54,005	12.08%	$22,911	5.125%	$29,058	6.50%
Tier I Capital (to Risk-Weighted Assets)	$54,017	12.08%	$29,617	6.625%	$35,764	8.00%
Tier I Leverage (to Average Assets)	$54,017	10.58%	$20,417	4.00%	$25,521	5.00%

HomeTown Bank December 31, 2015	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$54,890	13.80%	$31,822	8.00%	$39,778	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$51,556	12.96%	$17,900	4.50%	$25,855	6.50%
Tier I Capital (to Risk-Weighted Assets)	$51,592	12.97%	$23,867	6.00%	$31,822	8.00%
Tier I Capital (to Average Assets)	$51,592	10.83%	$19,053	4.00%	$23,816	5.00%

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

At September 30, 2016 outstanding commitments to extend credit including letters of credit were $98.8 million. There are no commitments to extend credit on impaired loans.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016, and 2015;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 14, 2016	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 14, 2016	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer

HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016, and 2015;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.