Form 10-K
period 2016-12-31
HomeTown Bankshares Corp
filed 2017-03-30
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-158525

HomeTown Bankshares Corporation

(Exact name of registrant as specified in its charter)

Virginia	26-4549960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 South Jefferson Street Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 345-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $5.00 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016. $49,173,014, based on $9.49 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 5,767,175 shares outstanding as of March 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement for the 2017 Annual Meeting of Shareholders have been incorporated by reference into Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and larger companies. The Bank provides a full range of services to meet the financial needs of its customers and strives to provide its customers with innovative products while maintaining the prompt response and the high level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area. Management believes that the combination of local ownership and size allows the Bank to offer services and products specifically tailored to the needs of the community. The Bank’s Principal Office is located at 202 S. Jefferson Street, Roanoke, Virginia. The Bank maintains its primary website at www.hometownbank.com.

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

The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”). CDARS and ICS enable the Bank to offer our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit. This permits our institution to better attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety.

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

Consumer Residential Mortgage Origination. The Bank has expanded their residential mortgage origination operations over the last few years. Initially, the Bank originated loans as a representative for mortgage companies. Then, in February, 2012, the Bank opened a dedicated mortgage office, on Colonial Avenue, next to the existing branch office.  In 2013 HomeTown Bank entered into a joint venture agreement with a mortgage company as 49% owner of HomeTown Residential Mortgage, LLC. The new entity began operations at the end of 2013, absorbing the Bank’s mortgage office employees and continued working from the Colonial Avenue office. The mortgage office operates under the name HomeTown Mortgage and coordinates the Bank’s existing mortgage services and offers mortgages, refinancing, and other services. In 2016, an additional mortgage banker was hired and is based at the Christiansburg branch in order to better serve the New River Valley market. Loans originated are conforming home mortgages in its market area, as defined below. As part of the Bank’s overall risk management strategy, loans originated and closed by the mortgage office are pre-sold to major national mortgage banking or financial institutions. In addition to creating customer relationships and the opportunity to sell other products and services, the bank receives fee income for this service.

Investment Services. HomeTown Investments, opened in April 2013, provides diverse investment products and financial advisory services to existing and prospective customers. These products and services provide another source of revenue for the Company. Investment and insurance products and services are offered through an unaffiliated entity LPL Financial, Member FINRA/SIPC. HomeTown Investments is a subsidiary of the Bank. Products and services made available through LPL Financial are not insured by the FDIC or any other agency of the United States and are not deposits or obligations of nor guaranteed or insured by any bank or bank affiliate. These products are subject to investment risk, including the possible loss of value.  Revenue from investment services is comprised mostly of fees based upon the market value of the accounts uder administration as well as commisions on inve

Private Banking. At the end of 2015, the Bank began offering personalized banking solutions to work with customers to clarify financial goals and bring together professionals to satisfy their investment, credit and other financial needs. Revenue from private banking management activities is comprised mostly of interest income earned on loans and servce charges and fees from depost products.

Merchant Card Services. The Bank offers comprehensive payment processing solutions giving businesses the ability to accept all major credit cards, either at a terminal, online, via a mobile device or tablet, or over the phone.

Other Services. Other services offered by the Bank include safe deposit boxes, traveler’s checks, and direct deposit of payroll, and social security checks, automatic drafts for various accounts, overdraft protection, check cards, and credit cards. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout the world. The Bank intends to introduce new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as internet banking, including on-line bill pay and mobile banking. The services allow customers to handle routine transactions using the internet at the Bank’s website www.hometownbank.com or on their mobile phones.

Market Area

The Bank’s market area primarily consists of the City of Roanoke, Roanoke County, and the City of Salem, Virginia and contiguous counties, including Botetourt, Bedford, Franklin and Montgomery. Total population in the market area is approximately 450,000. The area is serviced by one daily newspaper, at least 6 weekly, multi-weekly or bi-weekly newspapers and a number of radio and television stations providing diverse media outlets. The City of Roanoke and Roanoke County, the location of three of the Bank’s offices, has the largest population base, with approximately 190,000 persons. The Roanoke market area is diversified by industry groups with services, retail trade, manufacturing, construction, transportation, utilities, finance, insurance and real estate. Roanoke is a regional center for banking, medicine and the legal and business professional community. Carilion Clinic, Veterans Affairs, Kroger, and HCA Virginia Health System are among Roanoke’s largest private employers. Other major employers are the local school boards, municipal governments, and universities including Virginia Tech, Roanoke College, and Hollins University.

Employees

As of December 31, 2016, the Company had 100 employees, including 99 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

Capital Requirements. The Federal Reserve Board adopted risk-based capital guidelines that are applicable to HomeTown Bankshares. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. HomeTown Bankshares is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against HomeTown Bankshares if its subsidiary bank becomes undercapitalized. HomeTown Bankshares’ bank subsidiary is well capitalized and fully in compliance with capital guidelines. However, regulatory capital requirements relate to earnings and asset quality, among other factors. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests over certain thresholds in private equity and hedge funds. Final rules implementing the Volcker Rule were adopted on December 10, 2013. The final rules require entities to establish internal compliance programs which may include making regular reports about those activities to regulators. The final rules were effective April 1, 2015, with full compliance being phased in over a period which will end on July 21, 2016.  The Volcker Rule has been subject to much commentary from the banking industry and the Company continues to evaluate the impact the Rule will have on the industry and the Company in particular.

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

ACCESS TO FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov. Also, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are posted on the Company’s website at http://www.hometownbank.com as soon as reasonably practical after filing electronically with the SEC.

 Executive Officers of the Registrant

The following table shows the Company’s executive officers as of March 31, 2017 and their areas of responsibility. The executive officer biographies follow the table.

Name	Age	Position
Susan K. Still	63	President & CEO
Vance W. Adkins	36	Executive Vice President & CFO
William C. Moses	61	Executive Vice President & Chief Credit Officer

Susan K. Still, has served as President and Chief Executive Officer of the Company since May 2008. Ms. Still is also a member of the Company’s board of directors and served as the Bank’s Chief Lending Officer from November 2005 to May 2008.

Vance W. Adkins has served as Executive Vice President and Chief Financial Officer of the Company since August 2016. Mr. Adkins served as the Company’s Senior Risk Officer from October 2010 to August 2016.

William C. Moses, has served as Executive Vice President and Chief Credit Officer of the Company since November 2005.

ITEM 1A.	RISK FACTORS.

Not Required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Required.

ITEM 2.	PROPERTIES.

As of March 30, 2017, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 2950 Market Street, Christiansburg, Virginia (the “Christiansburg Office”); vi) a branch office at 852 West Main Street, Salem, Virginia (the “Salem Office”).

The Downtown Office. The Bank leases certain space located at 202 S. Jefferson Street, Roanoke, Virginia. The original lease expired on December 31, 2016, which provided an option to extend the lease for two additional five-year periods. The lease was renewed for one additional term of ten years and it provides an option to extend the lease for one additional ten-year term at expiration. The Downtown Branch opened on November 14, 2005.

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

Salem Office. The Bank purchased property at 852 West Main Street, Salem on September 2, 2011. A stand-alone fully operational ATM was completed and put into service April 15, 2013, and on July 28, 2015, a full service branch office opened at this location.

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

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, were listed and began trading on NASDAQ on October 12, 2016 under the symbol “HMTA.” The NASDAQ listing increases visibility to those outside of the Company’s core operating markets and enables current and future shareholders greater liquidity to trade shares. Prior to listing on NASDAQ, shares were not listed on any stock exchange, however were quoted on the Over the Counter Bulletin Board under the same stock symbol “HTMA”. Based on available information, the Company believes that from January 1, 2016 to December 31, 2016, the selling price of shares of its common stock ranged from $8.70 to $10.40, and that approximately 458 thousand shares were traded. There may, however, have been other transactions at other prices not known to the Company.

	2016		2015
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$10.40	$9.00	$7.90	$7.20
June 30	$9.70	$9.30	$7.79	$7.00
September 30	$9.45	$8.70	$7.60	$7.10
December 31	$9.25	$8.80	$9.00	$7.50

As of March 30, 2017, there were 5,767,175 shares of the Company’s common stock outstanding, which shares were held by 1,928 shareholders of record. No cash dividends have been paid on the common stock to date.

Dividends

The Company is subject to certain restrictions imposed by the Federal Reserve Board and capital requirements of federal and Virginia banking statutes and regulations. The Company has never paid a cash dividend on its common stock. At December 31, 2016, the Company had retained earnings of $1.2 million. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

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

Allowance for Loan Losses

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

Other Real Esate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties.  The Company may incur additional writedowns of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.

Deferred Tax Assets and Liabilities

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.  "More likely than not" is defined as greater than a 50% chance.  Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2016 and 2015. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

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

Discussion of Results of Operations

Overview of Results of Operations

Net income attributable to HomeTown Bankshares Corporation for 2016 totaled $2.5 million and was $1.0 million less than the prior year. The unfavorable variance included a $606 thousand ($400 thousand after tax) specific provision related to one loan, the nonrecurring charge to write off the deferred tax asset related to expired stock options of $236 thousand in 2016, and the nonrecurring gain of $348 thousand ($230 thousand after tax) from the sale of a building in 2015. Organic balance sheet growth during 2016 resulted in total assets passing the half billion threshold at June 30, 2016, increasing to $517 million at the end of the year. The expansion of earning assets and core deposits positioned the Company to increase revenue from net interest income and noninterest deposit related fee income during 2016 and future years. The benefit of expansion was partially negated by competition, and gradually increasing interest rates pressuring the spread between loan yields and funding costs. Profitability was lowered by the recordation of a provision for loan losses of $1.1 million in 2016 to accommodate loan growth and included the specific loan loss provision of $606 thousand related to one loan. No provision for loan losses was booked in 2015. Losses and writedowns of other real estate owned  for 2016 were $149 thousand more than 2015, as the portfolio of foreclosed properties continuced to decrease to $3.8 million at December 31, 2016 from $5.2 million on December 31, 2015 and a high of $10.1 million at the end of the third quarter of 2012.

Basic earnings per common share was $0.45 for 2016, and $0.79 for 2015; compared to the diluted earnings per common share of $0.37 and $0.62 for 2016 and 2015, respectively. In June 2016, the remaining 13,600 shares of Series C preferred stock were converted into 2,176,000 of common shares. The preferred shareholders received an additioanl 87,037 shares as the result of the 4% stock dividend.  The impact on the basic earnings per share of the preferred share conversion was twofold. The conversion saved the Company the 6% dividend or $408 thousand that would have been paid to preferred shareholders during the second half of 2016. However, the conversion increased the weighted average common shares outstanding. The dilutive nature of the preferred shares was factored into the diluted earnings per common share calculation before the conversion. The diluted earnings per common share were less for 2016 than 2015 due to the decrease in net income available to common shareholders.

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2016	2015	2014
Return on average assets	0.50%	0.78%	0.82%
Return on average equity	5.31%	7.94%	8.20%
Average equity to average assets	9.46%	9.88%	10.06%

Summary of Financial Condition

Total assets eclipsed the half billion dollar threshold at the end of the second quarter of 2016 and totaled $ 517 million by year end. The net loan portfolio increased $51.3 million or 14.1% from the end of 2015 to December 31, 2016, and resulted in a $37.9 million or 7.9% increase in total assets during the period. The growth of total deposits increased 12.8% year over year and slightly surpassed the dollar increase in loans. Cash at the end of 2015 was inflated by the $7.2 million net cash proceeds from the issuance of subordinated notes on December 18, 2015.   From December 31, 2015 to December 31, 2016, cash decreased $10.5 million or 36.6%. The proceeds from the debt issuance and liquidity provided from core deposit growth funded the expansion of the loan portfolio and provided the opportunity to reduce Federal Home Loan Bank (FHLB) borrowings and reliance on brokered deposits during 2016.

Commercial real estate and residential real estate accounted for 60.6% and 22.0% of the total $51.6 million increase in gross loans, respectively.

Securities available for sale were $53.0 million and $52.5 million at the end of 2016 and 2015, respectively. The yields on securities available for purchase continued to be relatively low, and the Company continued to channel cash flow from lower rate investments in bonds to higher rate loans.

Bank owned life insurance (BOLI) increased $1.2 million during the year ended December 31, 2016 to $7.5 million at the end of the year. BOLI is the funding mechanism for the Supplemental Retirement Plan (SERP) provided to executive management. The retirement of the Company’s former Chief Financial Officer and the promotion of an individual to succeed him resulted in the expansion of the number of individuals covered by the SERP. The benefit was funded by purchasing $1.0 million of additional BOLI. The liability for the SERP is included in other liabilities. The SERP is discussed in greater detail in Note 14 Salary Continuation Plan.

Total liabilities at December 31, 2016 were $469 million, compared to $433 million at the end of 2015, an increase of $36.1 million or 8.3%.  Total deposits are the primary component of total liabilities which were $451 million at December 31, 2016.

Stockholders’ equity was $48.2 million at December 31, 2016, $1.8 million or 4.0% above the $46.4 million at the end of the previous year.  Net income available to common stockholders of $2.1 million, net of the $1.3 million 4% stock dividend raised the level of retained earnings $804 thousand to $1.2 million at December 31, 2016 compared to $443 thousand at December 31, 2015. Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets. Following is a breakdown of non-performing assets:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real Estate:
Construction and land development	$—	$11	$—	$—	$1,756
Residential 1-4 families	577	—	475	707	582
Commercial real estate	336	368	758	—	236
Commercial loans	11	47	—	193	—
Equity lines	—	—	—	59	115
Loans to individuals	—	—	21	30	—
Total nonperforming loans	924	426	1,254	989	2,689
Other real estate owned	3,794	5,237	6,986	8,143	8,938
Total nonperforming assets, excluding performing restructured loans	4,718	5,663	8,240	9,132	11,627
Performing restructured loans	6,160	6,398	6,052	6,278	6,543
Total nonperforming assets, including restructured loans	$10,878	$12,061	$14,292	$15,410	$18,170

The five year trend of non-performing assets reflects continued improvement in the economy from the economic crisis which began in 2008. Nonperforming assets, including restructured loans were 2.10% of total assets at the end of 2016, compared to 2.52% at the end of 2015 and 3.34% at the end of 2014.

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and unsecured consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier. Consumer mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over our ability to collect principal and interest is not significant. When loans are placed in non-accrual status, previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received and if principal repayment is probable. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Most non-accrual loans are classified as impaired. Impaired loans are evaluated periodically on an individual basis, and if appropriate, losses are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The level of nonperforming loans at December 31, 2016 was higher than the level at December 31, 2015, due to the addition of one credit of $577 thousand. This credit was also classified as impaired in 2016, and as such was evaluated individually for the need for the inclusion of a specific reserve in the allowance for loan losses. The collateral for this credit consisted of developed building lots. Based on the review at the end of 2016, the collateral value was deemed sufficient and no specific reserve necessary. The remaining three nonperforming loans were also classified as impaired at December 31, 2016. One of the loans had a specific reserve of $17 thousand at December 31, 2016.

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less anticipated selling cost. Valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Other real estate owned decreased $1.4 million during 2016 to $3.8 million at December 31, 2016. Sales of other real estate reduced the total $1.5 million during the year, and included one property recorded at $1.3 million that had been held for almost two years. Two properties totaling $481 thousand were added during 2016. The largest was an independent church, whose membership voted to disband in the first quarter of 2016. Their action prompted the Bank to negotiate a deed-in-lieu of foreclosure which added $473 thousand to the balance of other real estate owned. Writedowns of other real estate owned included two properties and totaled $405 thousand. One of the properties written down $305 thousand was sold after year end 2016 and reduced other real estate owned $599 thousand in January 2017.

See also Note 5 of the Notes to Consolidated Financial Statements for information on changes in other real estate owned and for the major classifications of other real estate owned for 2016 compared to 2015.

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

For the year 2016, net interest income totaled $16.2 million; an increase of $766 thousand or 5.0% over the $15.4 million earned in the previous year. The expansion of the loan portfolio continued to be the driving force underlying increases in net interest income. For the year ended December 31, 2016, average gross loans totaled $391 million and were $39.9 million or 11.4% higher than the average of $351 million for 2015. The growth of deposits as well as the funds provided from the subordinated note issuance in December 2015 funded the expansion of loans, additions to the investment portfolio, and the reduction of FHLB borrowings during 2016. Total average deposits increased $48.9 million in 2016 compared to 2015. Average FHLB borrowings were $14.2 million for 2016, $11.0 million less than the average for the prior year.

The increased volume of loans provided $1.7 million additional interest income in 2016, partially offset by the cost of the subordinated debt, and lower loan yields. The subordinated notes were issued in December 2015 and were only outstanding for 13 days in 2015; resulting in their cost being $19 thousand in 2015 compared to $536 thousand in 2016.

The net interest margin was 3.55% for the year 2016 compared to 3.79% for the previous year. The cost of the subordinated notes accounted for 11 basis points of the 24 basis points drop year over year. Similarly the subordinated debt accounted for 13 basis points of the 31 basis points decline in the net interest spread for 2016 compared to 2015. The benefit of higher average non-interest bearing deposits mitigated the decline in the margin compared to the decline in the spread.

Loan yields declined 13 basis points to 4.53% during 2016. Increased liquidity in the markets fostered competition among commercial banks and other financial services industries to satisfy growing loan demand. Competition exerting downward pressure on rates in the market-place coupled with maturing seasoned loans at higher interest rates contributed to lower loan yields. Excess funds from increased liquidity were placed in interest bearing bank accounts until needed to fund further loan growth and the expansion of the investment portfolio. Average interest bearing deposits with banks were $8.7 million greater for the year 2016 than for the year 2015. Earnings were maximized overall by depositing excess funds in interest bearing versus non-interest bearing accounts with other banks. However, since they are relatively low yielding, as their respective portion of total earning assets increased, it put a drag on the overall yield of earning assets. The average interest bearing deposits for 2016 totaled $343 million, an increase of $25.0 million over the average for 2015. Management expects rates paid on deposits products will rise in 2017. The more volatile non-interest bearing deposits averaged $23.9 more than last year.

The Federal Reserve develops monetary policy to attain its objectives of maximum employment and price stability. The Federal Open Market Committee (FOMC) at its March 15, 2017 meeting raised the target range for the federal funds rate 25 basis points to 1.00 percent. This marked the first time the FOMC had felt the economy was strong enough to handle two rate hikes in a three-month span since 2006. The FOMC noted that that inflation had recently increased close to its 2% target although core inflation was little changed and still slightly below the target. The FOMC viewed the labor market as continuing to strengthen and economic activity continuing to expand at a modest pace. Per their statement, “Job gains remained solid and the unemployment rate was little changed in recent months. Household spending has continued to rise moderately while business fixed investment appears to have firmed somewhat.”

The Company expects the Federal Reserve to continue to raise rates in a gradual and measured manner. The FOMC’s Summary of Economic Projections, the median projection for where fed funds will end 2017 and 2018 was unchanged while the 2019 median projection rose from 2.88% to 3.00%. Management expects the combination of lower loan yields and possibly higher deposit costs in the future to further compress the net interest margin in 2017. The weighted average maturity of the fixed rate portion of the loan portfolio increased from forty-four months at December 31, 2015 to fifty-three months at December 31, 2016.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2016, 2015 and 2014, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense, Yields and Rates

	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$998	$3	0.37%	$1,221	$2	0.15%	$771	$1	0.17%
Deposits in banks	14,125	104	0.74	5,407	39	0.71	6,104	38	0.63
Securities, taxable	38,501	837	2.18	35,855	741	2.13	42,866	1,000	2.34
Securities, nontaxable (1)	14,574	388	4.03	14,673	405	4.12	13,976	400	4.33
Restricted equity securities	2,401	131	5.46	2,710	140	5.16	2,560	129	5.02
Loans held for sale	512	19	3.74	510	20	4.01	211	9	4.28
Loans (1)	390,672	17,692	4.53	350,805	16,354	4.66	315,608	15,221	4.82
Total earnings assets	461,783	19,174	4.20%	411,181	17,701	4.36%	382,096	16,798	4.45%
Less: Allowance for loan losses	(3,433)			(3,319)			(3,658)
Total non-earning assets	43,329			45,640			35,722
Total Assets	$501,679			$453,502			$414,160

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$80,128	$127	0.16%	$78,947	$118	0.15%	$75,585	$141	0.19%
Money market savings	70,877	172	0.24	63,642	161	0.25	63,356	200	0.32
Regular savings	41,931	152	0.36	36,037	142	0.40	29,482	133	0.45
Time Deposits	149,969	1,765	1.18	139,282	1,477	1.06	133,413	1,272	0.95
FHLB borrowings	14,176	237	1.65	25,208	371	1.45	21,918	358	1.61
Subordinated notes	7,208	536	7.44	281	19	6.89	—	—	—
Other borrowings	1,546	29	1.83	1,324	23	1.69	1,157	14	1.15
Total interest bearing liabilities	365,835	3,018	0.82	344,721	2,311	0.67	324,911	2,118	0.65
Non-interest bearing liabilities:
Demand deposits	85,846			61,975			46,200
Other liabilities	2,135			1,749			1,394
Total liabilities	453,816	3,018		408,445	2,311		372,505	2,118
Total HomeTown Bankshares Corporation stockholders’ equity	47,467	—		44,785	—		41,655	—
Noncontrolling interest in consolidated subsidiary	396			272			—	—
Total Stockholders’ equity	47,863	—		45,057	—		41,655	—
Total Liabilities and Stockholders’ Equity	$501,679	3,018		$453,502	2,311		$414,160	2,118
Net interest income		$16,156			$15,390			$14,680
Interest rate spread			3.38			3.69			3.80
Interest expense to average earning assets			0.65			0.57			0.55
Net interest margin			3.55%			3.79%			3.92%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

Rate and Volume Analysis

	2016 Compared to 2015			2015 Compared to 2014
	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$1	$—	$1	$—	$1
Deposits in banks	65	1	64	1	5	(4)
Securities, taxable	96	38	58	(259)	(97)	(162)
Securities, nontaxable	(17)	(14)	(3)	5	(22)	27
Restricted equity securities	(9)	8	(17)	11	4	7
Loans held for sale	(1)	(1)	—	11	(2)	13
Loans	1,338	(391)	1,729	1,133	(412)	1,545
Total interest income	1,473	(358)	1,831	903	(524)	1,427

Interest expense:
Interest bearing liabilities:
Checking	9	7	2	(23)	(29)	6
Money market savings	11	(6)	17	(39)	(40)	1
Regular savings	10	(14)	24	9	(16)	25
Time Deposits	288	122	166	205	95	110
FHLB borrowings	(134)	46	(180)	13	(38)	51
Subordinated notes	517	2	515	19	—	19
Other borrowings	6	2	4	9	(3)	12
Total interest expense	707	159	548	193	(31)	224

Net interest income	$766	$(517)	$1,283	$710	$(493)	$1,203

Noninterest Income

Noninterest income includes service charges on deposit accounts, ATM and interchange income, brokerage fees on non-portfolio mortgage loans, and net gains on securities sales. Noninterest income increased $130 thousand or 4.4% for the year 2016 compared to the prior year.  Included in 2015’s earnings was a $348 thousand net gain from the sale of a building that was adjacent to a branch that the Company had previously leased to an unrelated third party. Increases in service charges on deposit accounts of $146 thousand or 27.9% and ATM and interchange income of $95 thousand or 16.5% were the result of the expansion of the core deposit base by $57.1 million or 16.1% to $413 million at December 31, 2016. Mortgage banking income for 2016 was $151 thousand or 21.5% greater than the prior year, and reflects the increase in the number of loan originations through the mortgage subsidiary. The number of residential units sold in the Roanoke Valley rose by 358 units or 7.6% to 5,046 for 2016 according to the Roanoke Valley Association of Realtors. During this time frame the average home price increased 0.7%. For 2017, the Mortgage Bankers Association (MBA) has projected that total originations will decrease and then increase slightly in 2018 as a growing purchase market is offset by more declines in refinance activity as rates rise. In their February 21, 2017 “MBA Forecast Commentary”, they projected the 30 year mortgage rate will be 4.7% by the end of 2017, and reach 5.5% by mid-2018. The Company invested $1.0 million in bank owned life insurance for an additional key executive who replaced a retiring officer which contributed to more noninterest income in 2016 than the prior year. Merchant processing income for 2016 was $51 thousand more than the prior year due to the increase in the number of customers. The $69 thousand decline in other income was the result of lost revenue in 2016 from the tenant of the building the Bank sold at a gain of $348 thousand in 2015.

Non-Interest Income

	Period Ended December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$669	$523	$146	27.9%
ATM and interchange income	670	575	95	16.5
Mortgage banking income	854	703	151	21.5
Net gains on sales of investment securities	257	52	205	394.2
Gain on sale of building	−	348	(348)	(100.0)
Rental income	1	123	(122)	(99.2)
Increase in cash surrender value of bank owned life insurance	184	163	21	12.9
Merchant processing income	110	59	51	86.4
Other Income	356	425	(69)	(16.2)
Total non-interest income	$3,101	$2,971	$130	4.4%

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, data processing, advertising and marketing, and professional fees.  Total noninterest expense increased $1.0 million or 7.6%, to $14.2 million for 2016.   The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Salaries and employee benefits for 2016 were $7.0 million compared to $6.5 million for the prior year. The $452 thousand or 6.9% increase was due to several factors. Unfilled open positions in the prior year, and new positions to accommodate growth, as well as annual merit raises contributed to the increase. The numbers of full time equivalent employees were 99 and 94 at December 31, 2016 and 2015, respectively. The Bank took advantage of the opportunity to hire two former Valley Bank employees at the beginning of 2016 and expand a Private Banking division that has contributed to loan and deposit growth. The expense for the Supplemental Retirement Plan for certain key officers was more in 2016 than the previous year due to updates to the underlying assumptions and the retirement of one of the covered executive officers. The improved financial performance of mortgage banking resulted in higher commissions and other incentive pay. Higher wages were partially offset by the deferral of more loan origination costs, in accordance with ASC 310-20 due to a higher volume of new loans and renewals.

Occupancy and equipment expense totaled $1.7 million for the year ended December 31, 2016, $24 thousand or 1.4% less than the prior year. The prior year included rent expense for space at the main branch previously occupied by the Bank’s operations personnel. The relocation of staff to the Operations Center began in December 2014 and was completed in the first quarter of 2015.

Discretionary spending on advertising and marketing for 2016 varied favorably by $211 thousand or 30.5% with the prior year. During 2015, a North Carolina bank acquired Valley Bank, making HomeTown Bank the only community bank headquartered in the Roanoke Valley. The Company aggressively marketed to its customer base to increase market share through the consummation of the merger on July 1, 2015.

Professional fees were $108 thousand or 28% more for 2016 compared to 2015 due to higher investor related costs of and conversion of the remaining preferred stock to common shares at the end of June 2016, and the stock dividend distributed on July 11, 2016. As the result of an internal promotion, the position of Senior Risk Officer became open in August 2016 and remained unfilled through March 30, 2017. Additional professional fees were incurred from the engagement of an external consulting firm in the last quarter of 2016 to complete the 2016 internal audit plan. Their work is expected to continue through the first half of 2017.

Data processing expense for 2016 was $94 thousand or 11.0% more than 2015. The increase reflected additional processing costs incurred from the expansion of the core deposit customer base.

Bank Franchise Tax was $104 thousand or 39.7% more for 2016 than last year. The increase in the Bank’s equity from retained earnings, the capital infusion of $6.0 million from the proceeds of the subordinated notes issued at the end of 2015, and the reduction in real estate taxes paid on foreclosed properties, which are deducted from capital on the Bank Franchise return, were all factors contributing to the increase in the Bank Franchise Tax in 2016.

Losses on sales and writedowns of other real estate were $149 thousand more in 2016 than 2015. One property on the books for $1.3 million was sold for a loss of $91 thousand after being held by the bank for almost two years. December 2016 included $4054 thousand of writedowns on two foreclosed properties. A warehouse in Salem was foreclosed on in April 2011 for $1.2 million. Foundation issues precipitated a write-down of $261 thousand in December 2015. An offer was made for the warehouse at the end of 2016, and the property was written down an additional $304 thousand to $599 thousand. The sale was completed in January 2017 with no further loss. An unfinished housing development, also foreclosed in 2011, was written down $100 thousand in December 2016 in anticipation of solidifying a deal to sell the vacant lots in 2017.

The Board of Directors fees were raised in 2016 in recognition of the Company’s growth in asset size and were $189 thousand more for 2016 compared to the prior year.

Other expenses were $1.5 million in 2016 compared to $1.3 million in 2015. Other expense includes compliance costs, office supplies and printing costs, and a sundry of other fees and expenses. Fees related to the Company’s NASDAQ listing accounted for $53 thousand of the increase. Much of the remaining increase included appraisal fees, recording fees, and other costs incurred in relation to the expansion of the loan portfolio.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$6,981	$6,529	$452	6.9%
Occupancy and equipment expense	1,733	1,757	(24)	(1.4)
Advertising and marketing expense	480	691	(211)	(30.5)
Professional fees	494	386	108	28.0
Data processing expense	950	856	94	11.0
Bank franchise taxes	366	262	104	39.7
FDIC insurance expense	306	320	(14)	(4.4)
Losses on sales and writedowns of other real estate	495	346	149	43.1
Other real estate owned expense	97	151	(54)	(35.8)
Directors’ fees	411	222	189	85.1
Communications expense	162	149	13	8.7
ATM maintenance expense	228	211	17	8.1
Other expense	1,451	1,275	176	13.8
Total non-interest expense	$14,154	$13,155	$999	7.6%

Income Tax Expense

Income tax expense was $1.4 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. The decrease was due to lower earnings, partially offset by the tax impact of expired incentive stock options. The Company incurred additional tax expense of $236 thousand due to the expiration of stock options in the second quarter that were issued in 2006 and were never exercised. This charge was due to the reversal of tax benefits recorded previously that could not be realized due to the expiring options. See Note 16 Income Taxes for a breakdown of current and deferred taxes and detail of the net deferred taxes at the end of both years.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

	December 31,
(Dollars In Thousands)	2016	2015	2014	2013	2012
Construction:
Residential	$10,204	$11,779	$10,019	$6,768	$5,036
Land acquisition, development & commercial	27,480	27,440	23,686	20,904	20,198
Real Estate:
Residential	111,626	100,268	86,269	72,934	69,691
Commercial	172,248	140,952	135,070	126,100	109,302
Commercial, industrial & agricultural	59,809	53,012	44,807	42,155	42,382
Equity lines	29,956	26,376	24,330	20,374	20,504
Consumer	7,668	7,531	7,498	8,698	7,824
Total loans	$418,991	$367,358	$331,679	$297,933	$274,937

As with most community banks, the loan portfolio is concentrated in commercial real estate loans, and comprised 41.1% and 38.4% of the total loan portfolio at December 31, 2016 and 2015, respectively. At December 31, 2016, there were no industry concentrations with outstanding balances representing 10% or more of total loans.

Maturities of Loans at December 31, 2016 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$8,273	$5,415	$13,688
One to five years	10,630	6,688	17,318
After five years	3,547	3,131	6,678
Total	$22,450	$15,234	$37,684

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$6,687	$7,932	$14,619
One to five years	18,561	21,068	39,629
After five years	4,288	1,273	5,561
Total	$29,536	$30,273	$59,809

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. Higher net charge offs during 2016 and loan growth resulted in a provision for loan losses for the year of $1.1 million compared to none in the previous year 2015.

Net charge offs for 2016 totaled $744 thousand, and included a partial charge off of $606 thousand for one loan. The loan had been current at the end of the quarter prior to the charge off. The borrowers lost their hotel franchise rights and were no longer able to make payments. Proceeds from the sale of the underlying collateral paid off the remaining balance of the loan without the Bank incurring any additional loss. For 2015, net charge offs were $34 thousand.

The allowance consists of three components: specific, general, and unallocated reserves. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Potentially impaired loans may include current “watch list” credits that are rated special mention, substandard, or doubtful with a total combined credit relationship in excess of $100 thousand. Management individually reviews these potentially impaired loans based on generally accepted accounting standards related to receivables and makes a determination if the loan is in fact impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less esttimated cost to sell, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. The factors considered in recognizing a loan as impaired are detailed in Note 1 Significant Accounting Policies. Impaired loans totaled $7.3 million on December 31, 2016, a decrease of $561 thousand from the same day in 2015. One of the impaired credits with a balance of $2.2 million on December 31, 2016 paid off early in January 2017. During the year 2016, one borrower with three impaired credits totaling $871 thousand on December 31, 2015 was upgraded and is no longer classified as impaired. As discussed previously in “Nonperforming Assets”, one $577 thousand credit was added to impaired loans in 2016. The remaining change in the balance year over year was due to payments. The specific reserves related to impaired loans were $17 thousand at year end 2016 and 2015, and were related to the same nonaccruing credit that made $12 thousand in payments during 2016.

The credit quality of the remaining portfolio remained strong, and was evaluated collectively to ensure the adequacy of the general reserves for loan losses. The general component of the reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans.  In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans. From December 31, 2015 to December 31, 2016, the general component, including the unallocated component, increased $338 thousand. For the same period of time, the loans collectively evaluated rose $52 million to $412 million at the end of 2016.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. On a quarterly basis, management performs a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting probable losses in the loan portfolio. The unallocated component was $122 thousand and $87 thousand at December 31, 2016 and 2015, respectively. See Note 4 for a more detailed breakdown of the allowance for loan losses.

The Company's total reserves amounted to $3.6 million or 0.87% of total loans at December 31, 2016, compared to $3.3 million or 0.90% of total loans at December 31, 2015 and reflects the credit quality of the underlying loan portfolio. As discussed in “Non-performing Assets,” despite an increase in nonperforming loans, the level of total non-performing assets steadily declined as the economy improved. Further the “Loans by Credit Quality Indicators” tables in Note 4 Allowance for Loan Losses reveal a $314 thousand decrease in “Substandard Accruing” loans to $1.3 million at December 31, 2016, and a $6.5 million decrease in “Special Mention” loans to $78 thousand. Pass loans as a percent of total loans rose from 97.7% at December 31, 2015 to 99.4% at December 31, 2016. Similarly past due and accruing loans were $1.2 million or 0.29% of total loans at December 31, 2016 down from $1.4 million or 0.39% one year earlier. Qualitative factors were positively impacted by the purchase of new comprehensive loan pricing software, which had the added benefit of enhancing underwriting.

Management considers economic information in determining the adequacy of the allowance for loan losses. At the February 1, 2017 meeting, the Federal Open Market Committee noted that the labor market had continued to strengthen and the economy continued to expand at a modest pace. The local markets are largely shielded from national events and trends, but do tend to realize lagging effects in subsequent quarters. The Federal Reserve Bank of Richmond’s March 2017 Snapshot reported payroll employment expanded by 165,300 or 0.73% for the Roanoke MSA, while Blacksburg’s MSA contracted 79,000 or 0.63% from the end of 2015 to the end of 2016. Overall vacancy in the office market remains high at 9.7%, while year-to-date office absorption remains negative compared to last year. The higher vacancy and negative absorption numbers are attributed to the former Norfolk & Southern building in Downtown Roanoke and the former Allstate building in Southwest Roanoke, both single-tenant buildings vacated in 2015-2016. The former Norfolk & Southern Building is now owned by local investors who plan to reposition the property as a multi-tenant, Class A office building. Management did not adjust the qualitative factors for national and local economic conditions in 2016. Should the economy change, the Bank will look to adjust the factors in future quarter analysis.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2016	2015	2014	2013	2012
Balance, beginning	$3,298	$3,332	$3,721	$3,790	$3,979
Provision charged to operating expense	1,082	−	−	125	1,408
Recoveries of amounts charged off	104	46	75	381	19
Loans charged off	(848)	(80)	(464)	(575)	(1,616)

Balance, ending	$3,636	$3,298	$3,332	$3,721	$3,790

Ratio of net charge-offs to average loans	0.19%	0.01%	0.12%	0.07%	0.61%

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

December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Construction:
Residential	$63	2.4%	$83	3.2%	$43	3.0%	$156	2.3%	$117	1.8%
Land acquisition, development & commercial	173	6.6	187	7.4	453	7.2	872	7.0	811	7.4
Real Estate:
Residential	866	26.6	1,047	27.3	833	26.0	867	24.5	725	25.3
Commercial	1,516	41.1	1,001	38.4	1,012	40.7	1,008	42.3	1,054	39.8
Commercial, industrial & agricultural	461	14.3	531	14.4	319	13.5	327	14.2	459	15.4
Equity lines	338	7.2	277	7.2	423	7.3	385	6.8	386	7.5
Consumer	97	1.8	85	2.1	65	2.3	63	2.9	145	2.8
Unallocated	122	—	87	—	184	—	43	—	93	—
Total allowance for loan losses	$3,636	100.0%	$3,298	100.0%	$3,332	100.0%	$3,721	100.0%	$3,790	100.0%

Investment Portfolio

At December 31, 2016, 2015 and 2014 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2016 and 2015 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2014.

(Dollars In Thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$19,853	$312	$(143)	$20,022
Mortgage-backed securities and CMO’s	16,637	146	(101)	16,682
Municipal securities	17,423	531	(55)	17,899
	$53,913	$989	$(299)	$54,603

The Company began recording income tax expense in 2012, based on an assessment of the Company’s profitable operations over the preceding quarters and projections of future taxable income. Able to now realize the associated tax benefit from investing in non-taxable municipal securities, the Company has restructured the portfolio to take advantage of this favorable income tax treatment.

Securities Available for Sale, Maturity Distribution and Average Yields

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$111	$111	2.42%
Maturing after 1 year and within 5 years	690	703	2.44
Maturing after 5 years and within 10 years	5,416	5,400	2.22
Maturing after 10 years	6,205	6,230	2.71
Mortgage backed securities and CMO’s:
Maturing within 1 year	−	−	−
Maturing after 1 year and within 5 years	−	−	−
Maturing after 5 years and within 10 years	2,566	2,548	1.99
Maturing after 10 years	17,413	17,220	1.95
Corporate securities:
Maturing within 1 year	−	−	−
Maturing after 1 year and within 5 years	−	−	−
Maturing after 5 years and within 10 years	5,000	5,066	5.51
Maturing after 10 years	−	−	−
Taxable municipal securities:
Maturing within 1 year	−	−	−
Maturing after 1 year and within 5 years	458	456	1.70
Maturing after 5 years and within 10 years	729	761	5.25
Maturing after 10 years	322	309	4.40
Nontaxable municipal securities:
Maturing within 1 year	−	−	−
Maturing after 1 year and within 5 years	246	247	2.20
Maturing after 5 years and within 10 years	2,147	2,114	2.91
Maturing after 10 years	11,757	11,810	4.20
Total Maturities	$53,060	$52,975	3.01%

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

Total deposits increased by $51.3 million or 12.8% from $400 million at December 31, 2015 to $451 million at December 31, 2016. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be, significantly affected by market conditions. Brokered deposits decreased $5.6 million, while core deposits increased $57.1 million from the end of 2015 to December 31, 2016.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

Average Deposits and Rates Paid

	Average Deposits and Rates Paid December 31,
	2016			2015			2014
(Dollars in thousands)	Amount	Rate		Amount	Rate		Amount	Rate
Non-interest bearing deposits	$85,846	−	%	$61,975	−	%	$46,200	−	%
Interest bearing accounts:
Checking	80,128	0.16		78,947	0.15		75,585	0.19
Money market savings	70,877	0.24		63,642	0.25		63,356	0.32
Regular savings	41,931	0.36		36,037	0.40		29,482	0.45
Time Deposits	149,969	1.18		139,282	1.06		133,413	0.95
Total Interest Bearing	342,905	0.65%		317,908	0.60%		301,836	0.58%
Total	$428,751			$379,883			$348,036

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2016	$20,091	$14,105	$31,042	$34,155	$99,393	22.05%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $59.2 million at December 31, 2016, compared to $73.0 million at December 31, 2015. To provide a more stable source of liquidity, at the end of the fourth quarter 2015, the Company issued $7.5 million in subordinated notes. Liquidity trended downward during 2016 as the funds from the debt issuance were invested in earning assets, reduced debt and reliance on brokered deposits, and were utilized in other ways to contribute to overall profitability.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At December 31, 2016, the Company had borrowed $8.0 million of the $29.0 million of lendable collateral value, leaving $21.0 million of unused credit immediately available. The Company also had $36.5 million of fed funds lines of credit available at the end of 2016. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At December 31, 2016, there were no advances on the fed funds or credit lines.

A financial institution can be exposed to several market risks that may impact its value or future earnings capacity. These risks include interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. The Company’s primary market risk is interest rate risk. Interest rate risk is inherent, because as a financial institution, a significant amount of operating revenue is derived from customer deposits and possible borrowings at various terms and rates. These funds are then invested into earning assets (loans and investments) at various terms and rates.

Interest rate risk is the exposure to fluctuations in future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

Interest rate sensitivity at December 31, 2016 is summarized in the table below

	Interest Rate Sensitivity
Rate Shock	Net Interest Income (NII)	NII Change from Level
+400	$19,457	10.56%
+300	18,995	7.93%
+200	18,450	4.83%
+100	17,926	1.86%
Level	17,600
-100	17,641	0.23%
-200	17,539	-0.34%
-300	17,429	-0.97%

The shifts in net interest income due to rate shocks are all within our policy limits. The floors on the equity lines and the business lines of credit keep the rates on these loans from increasing until rates increase high enough to exceed the floors. These restrictions combined with the fact that rates on deposits begin to increase as rates increase, result in a small increase in net interest income with rate shocks of 100. Change in net interest income increases with the 200 basis point shock, and further increases at the 300 and 400 basis point shocks.

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

Management strives to control the exposure to interest rate volatility and operates under policies and guidelines established by the Board of Directors, who set the level of acceptable risk, by understanding, reviewing and making decisions based on the Company’s risk position. In addition, pricing, promotion and product development activities are assessed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest risk objectives. A variety of analytical systems and balance sheet tools are used to manage interest rate risk.

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$5,828	$5,528	$26,559	$17,357	$55,272
Interest-bearing deposits in other banks	9,550	—	750	—	10,300
Loans, net	106,563	59,519	209,126	43,783	418,991
Loans held for sale	678	—	—	—	678
Federal funds sold	42	—	—	—	42
Total	$122,661	$65,047	$236,435	$61,140	$485,283
Cumulative totals	$122,661	$187,708	$424,143	$485,283
Interest Bearing Liabilities
Interest checking	$94,206	$—	$—	$—	$94,206
Savings	45,575	—	—	—	45,575
Money market	71,043	—	—	—	71,043
Time deposits	29,584	64,648	54,438	—	148,670
FHLB borrowings	—	—	8,000	—	8,000
Subordinated notes	—	—	7,224	—	7,224
Other borrowings	1,117	—	—	—	1,117
Total	241,525	64,648	69,662	—	375,835
Cumulative totals	241,525	306,173	375,835	375,835
Interest sensitivity gap	$(118,864)	$399	$166,773	$61,140	$109,448
Cumulative interest sensitivity gap	$(118,864)	$(118,465)	$48,308	$109,448
Cumulative interest sensitivity gap to total interest earning assets	(24.49%)	(24.41%)	9.95%	22.55%

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

At December 31, 2016 and December 31, 2015, the Company had stockholders’ equity of $48.2 million and $46.4 million, respectively, an increase of $1.8 million or 4.0%. The remaining preferred shares were converted to common stock in June, 2016 eliminating the dividend of 6% per year in future quarters. Each share of Series C preferred stock converted into 166.4 shares of common stock, which was comprised of the conversion factor of 160 plus the benefit of the 4% stock dividend of 6.4 additional shares.  The total number of share added from the conversion, including the benefit of the stock dividend was 2,263,037.

The 4% common stock dividend declared by the Board of Directors on May 10, 2016 to common shareholders of record June 9, 2016 was distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177 to a total of 5,763,944 on July 11, 2016. The stock dividend shifted $1.3 million from retained earnings to common stock and surplus. The ability to pay dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. No cash dividends were paid to common stockholders in 2016. The Company must consider different factors to ensure that any future dividends to common stockholders would be prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. The Company had $1.2 million in retained earnings at the end of 2016.

The Basel III capital framework represented the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets were complex and created additional compliance burdens. Basel III rules became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule. The Basel III Capital Rules have required significantly more capital and adopted more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Capital Rules, many community banks may be forced to limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Company believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, increased capital requirements imposed by the Basel III Capital Rules may require the Company to limit its banking operations, retain net income to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations. See Note 18 for additional discussion of capital requirements.

The Company met the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at December 31, 2016, and December 31, 2015.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	December 31,
(Dollars in thousands)	2016	2015
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,078	31,930
Retained Earnings	8,008	4,929
Common Equity Tier 1 Capital	54,783	51,556
Tier 1 Capital:
Tier 1 Minority Interest	17	36
Tier 1 Capital	54,800	51,592
Total Capital:
Allowance for Loan Losses (allowable portion)	3,636	3,298
Total Capital	$58,436	$54,890

Capital Ratios:
Total Capital to Risk-Weighted Assets	12.59%	13.80%
Tier 1 Common Equity to Risk-Weighted Assets	11.80%	12.96%
Tier 1 Capital to Risk-Weighted Assets	11.80%	12.97%
Tier 1 Capital to Average Assets	10.67%	10.83%

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

Note 17 provides additional detail regarding commitments at the end of 2016 and 2015. There are no commitments to extend credit on impaired loans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2016 and 2015

Consolidated Statements of Income, Years Ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows, Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Consolidated Balance Sheets

December 31, 2016 and 2015

Dollars In Thousands, Except Share and Per Share Data	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$18,229	$28,745
Federal funds sold	42	1,329
Securities available for sale, at fair value	52,975	52,544
Restricted equity securities, at cost	2,213	2,535
Loans held for sale	678	1,643
Loans, net of allowance for loan losses of $3,636 in 2016 and $3,298 in 2015	415,355	364,060
Property and equipment, net	13,371	14,008
Other real estate owned, net of valuation allowance of $825 in 2016 and $420 in 2015	3,794	5,237
Bank owned life insurance	7,469	6,285
Accrued income	2,289	2,057
Other assets	875	942
Total assets	$517,290	$479,385

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$91,354	$77,268
Interest-bearing	359,494	322,278
Total deposits	450,848	399,546
Federal Home Loan Bank borrowings	8,000	22,000
Subordinated notes	7,224	7,194
Other borrowings	1,117	2,361
Accrued interest payable	386	372
Other liabilities	1,490	1,521
Total liabilities	469,065	432,994

Commitments and contingencies	–	–

Stockholders’ equity:
Convertible preferred stock, no par value; Series C authorized 20,000 shares, issued and outstanding none at December 31, 2016 and 13,600 at December 31, 2015	–	12,893
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,760,735 (includes 31,546 restricted shares) at December 31, 2016 and 3,362,536 (includes 37,848 restricted shares) at December 31, 2015	28,765	16,801
Surplus	17,833	15,484
Retained earnings	1,247	443
Accumulated other comprehensive income (loss)	(56)	396
Total HomeTown Bankshares Corporation stockholders’ equity	47,789	46,017
Noncontrolling interest in consolidated subsidiary	436	374
Total stockholders’ equity	48,225	46,391
Total liabilities and stockholders’ equity	$517,290	$479,385

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the years ended December 31, 2016 and 2015

Dollars In Thousands, Except Share and Per Share Data	2016	2015
Interest and dividend income:
Loans and fees on loans	$17,711	$16,374
Taxable investment securities	837	741
Nontaxable investment securities	388	405
Dividends on restricted stock	131	140
Other interest income	107	41
Total interest and dividend income	19,174	17,701
Interest expense:
Deposits	2,216	1,898
Subordinated notes	536	19
Other borrowed funds	266	394
Total interest expense	3,018	2,311
Net interest income	16,156	15,390
Provision for loan losses	1,082	–
Net interest income after provision for loan losses	15,074	15,390

Noninterest income:
Service charges on deposit accounts	669	523
ATM and interchange income	670	575
Mortgage banking	854	703
Gains on sales of investment securities, net	257	52
Gain on sale of building	–	348
Other income	651	770
Total noninterest income	3,101	2,971

Noninterest expense:
Salaries and employee benefits	6,981	6,529
Occupancy and equipment expense	1,733	1,757
Data processing expense	950	856
Advertising and marketing expense	480	691
Professional fees	494	386
Bank franchise taxes	366	262
FDIC insurance expense	306	320
Losses on sales and writedowns of other real estate owned, net	495	346
Other real estate owned expense	97	151
Directors’ fees	411	222
Other expense	1,841	1,635
Total noninterest expense	14,154	13,155
Net income before income taxes	4,021	5,206
Income tax expense	1,440	1,595
Net income	2,581	3,611
Less net income attributable to non-controlling interest	62	57
Net income attributable to HomeTown Bankshares Corporation	2,519	3,554
Effective dividends on preferred stock	408	840
Net income available to common stockholders	$2,111	$2,714
Basic earnings per common share	$0.45	$0.79	*
Diluted earnings per common share	$0.37	$0.62	*
Weighted average common shares outstanding	4,652,853	3,432,457	*
Diluted weighted average common shares outstanding	5,776,292	5,756,586	*

*Restated for the 4% stock dividend distributed July 11, 2016

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the years ended December 31, 2016 and 2015

Dollars In Thousands	2016	2015
Net income	$2,581	$3,611

Other comprehensive loss:
Net unrealized holding losses on securities available for sale during the period	(428)	(38)
Deferred income tax benefit on unrealized holding losses on securities available for sale	146	13
Reclassification adjustment for gains on sales of investment securities included in net income	(257)	(52)
Tax expense related to realized gains on securities sold	87	18
Total other comprehensive loss	(452)	(59)
Comprehensive income	2,129	3,552
Less: comprehensive income attributable to the non-controlling interest	62	57
Comprehensive income attributable to HomeTown Bankshares Corporation	$2,067	$3,495

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2016 and 2015

Dollars in Thousands

	Preferred Stock Series C	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2014	$13,293	$16,438	$15,310	$(2,271)	$455	$–	$43,225
Consolidation of subsidiary shares from non-controlling interest						317	317
Net income				3,554		57	3,611
Other comprehensive loss, net of tax					(59)		(59)
Restricted stock awarded		43	(43)				–
Preferred stock dividend paid				(840)			(840)
Conversion of preferred stock to common stock	(400)	320	80				–
Stock based compensation			137				137
Balance, December 31, 2015	12,893	16,801	15,484	443	396	374	46,391
Net income				2,519		62	2,581
Other comprehensive loss, net of tax					(452)		(452)
Net settlement of restricted stock vesting (8,519 shares, net)		(16)	(13)				(29)
Preferred stock dividend paid				(408)			(408)
Common stock dividend issued		665	637	(1,307)			(5)
Conversion of preferred stock to common stock	(12,893)	11,315	1,578				–
Stock based compensation			147				147
Balance, December 31, 2016	$–	$28,765	$17,833	$1,247	$(56)	$436	$48,225

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the years ended December 31, 2016 and 2015

Dollars in Thousands	2016	2015
Cash flows from operating activities:
Net income	$2,581	$3,611
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	754	762
Provision for loan losses	1,082	–
Amortization of premium on securities, net	591	575
Amortization of discount on subordinated notes	30	1
Gains on sales of loans held for sale	(626)	(527)
Losses on sales and writedowns of other real estate, net	495	346
Gains on sales of investment securities	(257)	(52)
Gain on sale of building	–	(348)
Net losses on fixed assets disposals	13	3
Increase in value of life insurance contracts	(184)	(163)
Stock compensation expense	147	137
Originations of loans held for sale	(25,897)	(24,690)
Proceeds from sales of loans held for sale	27,488	23,816
Changes in assets and liabilities:
Accrued income	(232)	(133)
Other assets	96	(277)
Deferred taxes, net	(56)	50
Accrued interest payable	14	100
Other liabilities	229	(193)
Net cash flows provided by operating activities	6,268	3,018
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	1,287	(680)
Purchases of investment securities	(15,829)	(9,394)
Sales, maturities, and calls of available for sale securities	14,379	10,840
Redemptions (purchase) of restricted equity securities, net	322	(59)
Net increase in loans	(52,858)	(35,713)
Proceeds from sales of other real estate	1,429	1,403
Purchases of bank owned life insurance	(1,000)	(2,500)
Purchases of property and equipment	(130)	(370)
Proceeds from disposals of property and equipment	–	845
Net cash flows used in investing activities	(52,400)	(35,628)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	14,086	26,042
Net increase in interest-bearing deposits	37,216	10,909
Net increase (decrease) in FHLB borrowings	(14,000)	2,000
Issuance of subordinated notes, net	–	7,193
Net increase (decrease) in other borrowings	(1,244)	1,939
Net increase in equity of non-controlling interest	–	317
Preferred stock dividend payment	(408)	(840)
Net settlement of vested restricted stock and cash in lieu of fractional shares	(34)	–
Net cash flows provided by financing activities	35,616	47,560
Net increase (decrease) in cash and cash equivalents	(10,516)	14,950
Cash and cash equivalents, beginning	28,745	13,795
Cash and cash equivalents, ending	$18,229	$28,745
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,974	$2,211
Cash payments for income taxes	$1,368	$2,201
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans to other real estate owned	$481	$–
Change in unrealized gains and losses on available for sale securities	$(685)	$(90)
Conversion of preferred stock to common stock	$12,893	$400

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

In 2013 the Bank formed a joint venture with another entity and now has a 49% ownership interest in HomeTown Residential Mortgage, LLC. The consolidated financial statements of HomeTown Bankshares Corporation include the accounts of its wholly-owned subsidiary HomeTown Bank and the accounts of its subsidiary, HomeTown Residential Mortgage LLC.  HomeTown Residential Mortgage LLC originates and sells mortgages secured by personal residences. Due to the marketing support and direction provided by HomeTown Bank to HomeTown Residential Mortgage LLC, along with guarantees of warehouse lines of credit used in its operation, the Company is deemed to exercise control of this entity. The ownership interest in HomeTown Residential Mortgage LLC not owned by the Company is reported as a Non-Controlling Interest in a Consolidated Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Equity Securities

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), the Company is required to maintain certain minimum investments in the capital stock of the FRB and FHLB. The Company’s investment in these securities is recorded at cost, based on the redemption provisions of the FRB and FHLB.

Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination.  These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold.  These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government sponsored enterprises (conforming loans).  In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk.  Loans held for sale are carried at fair value.  Gains on sales of loans are recognized at the loan closing date and are included in noninterest income.

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

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans for all classes is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest for the current year is reversed. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past-due status of loans is determined based on contractual terms. The loan portfolio is comprised of the following classes.

●

Residential real estate construction loans carry risks that the home will not be finished according to schedule, will not be finished according to the budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

●

Land acquisition and development loans and commercial construction loans carry risks that the project will not be finished according to schedule, will not be finished according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. Land acquisition and development loans and commercial construction loans also bear the risk that the developer, in the case of land acquisition and development loans, or the general contractor, in the case of commercial construction loans, may be unable to finish the development or construction project as planned because of financial pressure unrelated to the project.

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

●

Commercial, industrial and agricultural loans carry risks associated with the successful operation of a business. Typically repayment is dependent on the cash flow of the business, and is secured by business assets, such as accounts receivable, equipment, and inventory. There is risk associated with the value of the collateral which may depreciate over time and cannot be appraised with as much precision.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Consumer loans are charged off when they become 120 days past due. Non-consumer loans are charged off when the loan becomes 180 days past due unless the loan is well secured and in the process of collection. Borrowers that are in bankruptcy are charged off unless the debt has been reaffirmed and is well secured and recovery is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Property and Equipment

Land is carried at cost. Buildings, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis. Estimated useful lives range from ten to forty years for buildings and leasehold improvements, and from three to ten years for equipment, furniture, and fixtures. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods on a straight-line basis. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance are included in the income statement in the line “Losses on sales and writedowns of other real estate owned, net.”

Bank Owned Life Insurance

The Company purchased seven life insurance policies on certain key executives. These policies are recorded at their cash surrender value. Increases in the cash surrender value of the life insurance contracts are included in noninterest income in the consolidated income statement caption “other income.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. There are no unrecognized tax benefits as of December 31, 2016 and 2015.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends. Nonvested restricted shares are included in basic earnings per share because of dividend participation rights. Diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. Potential common shares that may be issued by the Company relate to the outstanding stock options. The remaining convertible preferred stock outstanding was converted to common shares on June 29, 2016. The preferred stock was convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment for stock splits and dividends. The potential dilutive effect of the outstanding stock options is determined using the treasury stock method.

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

Stock-Based Compensation Plan

The 2005 Stock Option Plan was approved by stockholders on April 20, 2006, which authorized 550,000 shares of common stock to be used in the granting of incentive options to employees and directors. This plan expired in 2016. Under the plan, the option price could not be less than the fair market value of the stock on the date granted. An option’s maximum term was ten years from the date of grant. Options granted under the plan were subject to a vesting schedule.

The Company accounts for the stock option plan in accordance with applicable accounting guidance. Under the fair value recognition provisions of this guidance, stock-based compensation cost was measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

In 2009, the Board of Directors authorized 137,280 (adjusted for 4% stock dividend in 2016) shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

Amortized cost and fair value of securities available for sale are as follows:

(Dollars In Thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$12,422	$118	$(96)	$12,444
Mortgage-backed securities and CMO’s	19,979	54	(265)	19,768
Corporate securities	5,000	66	-	5,066
Municipal securities	15,659	266	(228)	15,697
	$53,060	$504	$(589)	$52,975

(Dollars In Thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$16,899	$227	$(107)	$17,019
Mortgage-backed securities and CMO’s	18,289	75	(174)	18,190
Municipal securities	16,756	594	(15)	17,335
	$51,944	$896	$(296)	$52,544

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

At December 31, 2016, the Company does not consider any security in an unrealized loss position to be other-than-temporarily impaired.

U.S. Government agency securities. The unrealized losses on twenty-one of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Mortgage-backed securities and CMO’s. The unrealized losses on thirty-two of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Corporate securities. The unrealized loss on one of the Company’s investments in corporate securities was caused by increases in market interest rates over the yield available at the time the security was purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016.

Municipal securities. The unrealized losses on nineteen of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and credit spreads, and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2016 and 2015.

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$3,492	$(32)	$3,491	$(64)	$6,983	$(96)
Mortgage-backed securities and CMO’s	14,232	(235)	1,474	(30)	15,706	(265)
Corporate securities	500	-	-	-	500	-
Municipal securities	6,967	(223)	262	(5)	7,229	(228)
	$25,191	$(490)	$5,227	$(99)	$30,418	$(589)

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$1,999	$(24)	$4,924	$(83)	$6,923	$(107)
Mortgage-backed securities and CMO’s	10,326	(114)	3,069	(60)	13,395	(174)
Municipal securities	805	(10)	526	(5)	1,331	(15)
	$13,130	$(148)	$8,519	$(148)	$21,649	$(296)

The amortized cost and estimated fair value of securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Fair Value
Less than one year	$112	$112
Over one through five years	1,394	1,406
Over five through ten years	15,857	15,889
Greater than 10 years	35,697	35,568
	$53,060	$52,975

Proceeds from the sales, maturities and calls of securities available for sale in 2016 and 2015 were $14.4 million and $10.8 million, respectively. The Company realized $257 thousand in net gains on sales of fourteen available for sale securities in 2016, compared to $52 thousand from the sales of six securities in the prior year.  The net gain in 2016 included gross gains of $262 thousand net of gross losses of $5 thousand. The prior year included gross gains of $67 thousand and gross losses of $15 thousand. Total pledged securities had a fair market value of $6.2 million at December 31, 2016 and $7.4 million at December 31, 2015. At December 31, 2016, securities having a fair market value of $3.7 million were pledged to secure public deposits, securities pledged to secure Federal Home Loan Bank borrowings totaled $1.0 million, and $1.5 million in securities were pledged for other purposes.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2016 and 2015 were as follows:

(Dollars In Thousands)	December 31,
	2016	2015
Construction:
Residential	$10,204	$11,779
Land acquisition, development & commercial	27,480	27,440
Real Estate:
Residential	111,626	100,268
Commercial	172,248	140,952
Commercial, industrial & agricultural	59,702	52,943
Equity lines	29,956	26,376
Consumer	7,668	7,531
Overdrafts	107	69
Total loans	418,991	367,358
Less allowance for loan losses	(3,636)	(3,298)
Loans, net	$415,355	$364,060

The past-due and nonaccrual status of loans as of December 31, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past-Due		Total Past-Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$10,204	$10,204	$	−
Land acquisition, development & commercial		−		−		−		−	27,480	27,480		−
Real Estate:
Residential		672		193		577		1,442	110,184	111,626		577
Commercial		115		−		−		115	172,133	172,248		336
Commercial, industrial & agricultural		60		33		−		93	59,716	59,809		11
Equity lines		258		−		−		258	29,698	29,956		−
Consumer		8		6		4		18	7,650	7,668		−
Total		$1,113		$232		$581		$1,926	$417,065	$418,991		$924

The past-due and nonaccrual status of loans as of December 31, 2015 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past-Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$11,779	$11,779	$–
Land acquisition, development & commercial	–	–	11	11	27,429	27,440	11
Real Estate:
Residential	297	–	50	347	99,921	100,268	–
Commercial	44	–	792	836	140,116	140,952	368
Commercial, industrial & agricultural	52	84	35	171	52,841	53,012	47
Equity lines	105	–	–	105	26,271	26,376	–
Consumer	–	–	–	–	7,531	7,531	–
Total	$498	$84	$888	$1,470	$365,888	$367,358	$426

There were two loans, totaling $4 thousand that were past due ninety days or more and still accruing interest at December 31, 2016. There were two loans totaling $842 thousand that were past due ninety days or more and still accruing interest at December 31, 2015.

Impaired loans, which include TDRs of $6.4 million, and the related allowance at December 31, 2016, were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		770		770	–		629		(11)
Commercial		6,380		6,556	–		6,521		255
Commercial, industrial & agricultural		11		11	–		11		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,161		$7,337	$–		$7,161		$244

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		115		115		17		122		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$115		$115		$17		$122	$	−

Impaired loans, which include TDRs of $6.7 million, and the related allowance at December 31, 2015, were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	–	–	–	–	–
Real Estate:
Residential	247	247	–	255	13
Commercial	7,451	7,627	–	7,623	291
Commercial, industrial & agricultural	12	12	–	12	–
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with no allowance	$7,710	$7,886	$–	$7,890	$304

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Construction:
Residential	$–	$–	$–	$–	$–
Land acquisition, development & commercial	–	–	–	–	–
Real Estate:
Residential	–	–	–	–	–
Commercial	127	127	17	135	–
Commercial, industrial & agricultural	–	–	–	–	–
Equity lines	–	–	–	–	–
Consumer	–	–	–	–	–
Total loans with an allowance	$127	$127	$17	$135	$–

Troubled Debt Restructurings

At December 31, 2016, five loans totaling $6.4 million were classified as troubled debt restructurings (“TDRs”). Three of the five loans totaling $6.2 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2016. The other two loans from one borrower totaled $231 thousand and were on nonaccrual status at year end 2016. All five TDRs were current with their restructured terms at December 31, 2016.

At December 31, 2015, six loans totaling $6.7 million were classified as troubled debt restructurings. Four of the six loans totaling $6.4 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2015. The other two nonaccrual loans, totaling $252 thousand, were originally one loan from one borrower that was restructured into two TDRs during the prior year 2015. The loan restructured into two TDRs during the year ended December 31, 2015 was included in substandard nonaccrual loans and impaired loans at the end of 2014. All six TDRs were current with their restructured terms at December 31, 2015.

There was no valuation allowance related to total TDRs at December 31, 2016, or December 31, 2015.

No loans were modified in a TDR during the year ended December 31, 2016.

The following table presents by class of loan, information related to the loan modified into two TDRs during the year ended December 31, 2015:

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

Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2016	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$(20)	$63	$	−	$63	$10,204	$	−	$10,204
Land acquisition, development & commercial	187		(2)		−	(12)	173		−	173	27,480		−	27,480
Real estate:
Residential	1,047		(4)		45	(222)	866		−	866	111,626		770	110,856
Commercial	1,001		(606)		−	1,121	1,516		17	1,499	172,248		6,495	165,753
Commercial, industrial & agricultural	531		(34)		−	(36)	461		−	461	59,809		11	59,798
Equity lines	277		(99)		10	150	338		−	338	29,956		−	29,956
Consumer	85		(103)		49	66	97		−	97	7,668		−	7,668
Unallocated	87		−		−	35	122		−	122	−		−	−
Total	$3,298		$(848)		$104	$1,082	$3,636		$17	$3,619	$418,991		$7,276	$411,715

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2015	Allowance for loan losses											Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions		Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$43	$	−	$	−		$40	$83	$	−	$83	$11,779	$	−	$11,779
Land acquisition, development & commercial	453		−		−		(266)	187		−	187	27,440		−	27,440
Real estate:
Residential	833		−		1		213	1,047		−	1,047	100,268		247	100,021
Commercial	1,012		−		−		(11)	1,001		17	984	140,952		7,578	133,374
Commercial, industrial & agricultural	319		−		10		202	531		−	531	53,012		12	53,000
Equity lines	423		−		1		(147)	277		−	277	26,376		−	26,376
Consumer	65		(80)		34		66	85		−	85	7,531		−	7,531
Unallocated	184		−		−		(97)	87		−	87	−		−	−
Total	$3,332		$(80)		$46	$	−	$3,298		$17	$3,281	$367,358		$7,837	$359,521

Loans by credit quality indicators as of December 31, 2016 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,204	$	−	$	−	$	−	$10,204
Land acquisition, development & commercial	27,480		−		−		−	27,480
Real estate loans:
Residential	110,856		−		193		577	111,626
Commercial	171,369		−		543		336	172,248
Commercial, industrial, agricultural	59,120		78		600		11	59,809
Equity lines	29,956		−		−		−	29,956
Consumer	7,668		−		−		−	7,668
Total Loans	$416,653		$78		$1,336		$924	$418,991

At December 31, 2016, the Company does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2015 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$11,779	$	−	$	−	$	−	$11,779
Land acquisition, development & commercial	27,429		−		−		11	27,440
Real estate loans:
Residential	95,809		4,212		247		−	100,268
Commercial	138,034		1,155		1,395		368	140,952
Commercial, industrial, agricultural	51,801		1,164		−		47	53,012
Equity lines	26,376		−		−		−	26,376
Consumer	7,523		−		8		−	7,531
Total Loans	$358,751		$6,531		$1,650		$426	$367,358

At December 31, 2015, the Company does not have any loans classified as Doubtful or Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for 2016 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	481	—	481
Writedowns	—	(405)	(405)
Sales	(1,519)	—	(1,519)
Balance at the end of the year	$4,619	$(825)	$3,794

Changes in other real estate owned for 2015 were as follows:

(Dollars In Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$7,408	$(422)	$6,986
Additions	—	—	—
Writedowns	—	(346)	(346)
Sales	(1,751)	348	(1,403)
Balance at the end of the year	$5,657	$(420)	$5,237

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2016 and December 31, 2015 were as follows:

(Dollars In Thousands)	2016	2015
Residential lots	$2,234	$2,520
Residential development	423	423
Commercial lots	90	90
Commercial buildings	1,047	2,204
Total Other Real Estate Owned	$3,794	$5,237

Other real estate owned related expenses in the consolidated statements of income for the years ended December 31, 2016 and December 31, 2015 include:

(Dollars In Thousands)	2016	2015
Net loss on sales	$90	$—
Provision for unrealized losses	405	346
Operating expenses	97	151
Total Other Real Estate Owned	$592	$497

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2016 and 2015 were as follows:

(Dollars In Thousands)	2016	2015
Land	$4,309	$4,309
Buildings and improvements	8,617	8,611
Leasehold improvements	2,156	2,149
Furniture and equipment	3,214	3,113
Software	556	554
Construction in process	10	13
Property and equipment, total	18,862	18,749
Less accumulated depreciation and amortization	5,491	4,741
Property and equipment, net	$13,371	$14,008

Depreciation and amortization expense was $754 thousand and $762 thousand for the years ended December 31, 2016 and 2015, respectively.

Leases

The Company currently leases its main office under a non-cancelable lease agreement. The lease has a ten-year term and expires on December 31, 2025. The agreement provides an option to extend the lease for one additional ten-year term at expiration. Terms of the new agreement provide for an annual rental increase, beginning January 1, 2017, based on a published inflation index, not to exceed three percent over the rent for the immediately preceding lease year. The Company currently leases a branch location under a non-cancelable lease agreement. The original lease expired on July 31, 2016. The lease was renewed for one additional term of ten years and it provides an option to extend the lease for two additional, consecutive five-year terms. The newly negotiated lease expires July 31, 2026. The Company currently leases space to operate an automated teller machine under a non-cancelable lease agreement. The term of the eight year lease commenced on April 1, 2013 and expires on April 1, 2021. The lease provides an option to extend the term for two additional five-year periods. Terms of the agreement provide for an annual rental increase of three percent over the rent for the immediately preceding lease year. HomeTown Residential Mortgage, LLC leases space in Roanoke and Christiansburg for its mortgage operations. Both leases are for a term of twelve months and renew under the same terms unless 60 days’ notice is provided by the lessor or the Company. The Roanoke lease expires every May 31 and the Christiansburg lease expires every September 30.

The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2016 were as follows:

(Dollars In Thousands)	2016
2017	$288
2018	274
2019	274
2020	274
2021	268
Thereafter	1,145
Total	$2,523

Rent expense for the years ended December 31, 2016 and 2015 was $307 thousand and $333 thousand, respectively, and is included in occupancy and equipment expense on the Company’s consolidated statements of income. The following table breaks down rent expense for the years ended 2016 and 2015:

(Dollars In Thousands)	2016	2015
Minimum rentals	$298	$291
Contingent rentals	9	42
Total	$307	$333

Note 7. Deposits

The aggregate amount of time deposits in denominations of over two hundred and fifty thousand dollars at December 31, 2016 and 2015 were $9.8 million and $10.0 million, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2016
2017	$94,235
2018	27,465
2019	14,218
2020	7,144
2021	5,608
Total	$148,670

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2016 and 2015, brokered deposits totaled $28.5 million and $34.2 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets. There were no deposit relationships over 5% of total deposits at the end of 2016.

Note 8. Federal Home Loan Bank Borrowings

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $8.0 million and $22.0 million as of December 31, 2016 and 2015, respectively. The Federal Home Loan Bank debt at December 31, 2016 is comprised of two fixed rate advances totaling $8.0 million.

At December 31, 2016 and 2015, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2016	2015
September 7, 2007	September 7, 2017	Quarterly	3.690%	$-	$4,000
April 13, 2012	April 13, 2016		1.265%	-	12,000
June 17, 2014	June 17, 2016		0.670%	-	2,000
January 14, 2015	January 16, 2018		1.090%	4,000	4,000
August 19, 2016	August 20, 2018		2.535%	4,000	-
				$8,000	$22,000

The Company had collateral pledged on these borrowings at December 31, 2016, including real estate loans totaling $28.0 million, investment securities totaling $1.0 million, and Federal Home Loan Bank stock with a book value of $814 thousand.

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

(Dollars in Thousands)
As of December 31, 2016	Principal	Unamortized Debt Issuance Costs	Net
Subordinated notes	$7,500	$276	$7,224

(Dollars in Thousands)
As of December 31, 2015	Principal	Unamortized Debt Issuance Costs	Net
Subordinated notes	$7,500	$306	$7,194

For the years ended December 31, 2016 and 2015, the average effective interest rate was 7.44% and 6.89%, respectively.

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

Note 10. Other Borrowings

Other borrowings consist of the following at December 31, 2016 and 2015:

(Dollars In Thousands)	2016	2015
Securities sold under agreements to repurchase	$452	$759
Warehouse line of credit	665	1,602
	$1,117	$2,361

Weighted average interest rate at December 31	2.07%	2.25%

Securities sold under agreements to repurchase are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The warehouse line of credit is a short-term revolving credit facility used to fund mortgage loans originations until the underlying loan is sold. The amount borrowed on the $5.0 million warehouse line of credit was $665 thousand at year end 2016 at a rate of LIBOR plus 2.75%. The Company had $36.5 million of federal funds lines of credit available at year-end 2016. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At December 31, 2016 and 2015, there were no advances on the federal funds or credit lines.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

(Dollars In Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$12,444	$–	$12,444	$–
Mortgage-backed securities and CMO’s	19,768	–	19,768	–
Corporate securities	5,066	–	5,066	–
Municipal securities	15,697	–	15,697	–

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$17,019	$–	$17,019	$–
Mortgage-backed securities and CMO’s	18,190	–	18,190	–
Municipal securities	17,335	–	17,335	–

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015.

(Dollars In Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$98	$–	$–	$98
Loans held for sale	678	–	678	–
Other real estate owned	3,794	–	–	3,794

(Dollars In Thousands)		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$110	$–	$–	$110
Loans held for sale	1,643	–	1,643	–
Other real estate owned	5,237	–	1,300	3,937

At December 31, 2016 and December 31, 2015, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2016:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$98	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,560	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	12%	(10%)

	$2,234	Internal evaluations	Internal evaluations	4%	-	54%	(24%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2015:

(Dollars In Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$110	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,735	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	9%	(8%)

	$2,202	Internal evaluations	Internal evaluations	4%	-	39%	(21%)

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2016 and 2015, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2016:

(Dollars In Thousands)		Fair value at December 31, 2016
Description	Carrying value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$18,229	$17,479	$760	$–	$18,239
Federal funds sold	42	42	–	–	42
Securities available for sale	52,975	–	52,975	–	52,975
Restricted equity securities	2,213	–	2,213	–	2,213
Loans held for sale	678	–	678	–	678
Loans, net	415,355	–	–	415,039	415,039
Bank owned life insurance	7,469	–	7,469	–	7,469
Accrued income	2,289	–	2,289	–	2,289
Financial liabilities
Total deposits	450,848	–	451,385	–	451,385
FHLB borrowings	8,000	–	8,031	–	8,031
Subordinated notes	7,224	–	8,012	–	8,012
Other borrowings	1,117	–	1,117	–	1,117
Accrued interest payable	386	–	386	–	386

 The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2015:

(Dollars In Thousands)		Fair value at December 31, 2015
Description	Carrying value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$28,745	$26,995	$1,767	$–	$28,762
Federal funds sold	1,329	1,329	–	–	1,329
Securities available for sale	52,544	–	52,544	–	52,544
Restricted equity securities	2,535	–	2,535	–	2,535
Loans held for sale	1,643	–	1,643	–	1,643
Loans, net	364,060	–	–	362,440	362,440
Bank owned life insurance	6,285	–	6,285	–	6,285
Accrued income	2,057	–	2,057	–	2,057
Financial liabilities
Total deposits	399,546	–	400,117	–	400,117
FHLB borrowings	22,000	–	22,191	–	22,191
Subordinated notes	7,194	–	7,354	–	7,354
Other borrowings	2,361	–	2,361	–	2,361
Accrued interest payable	372	–	372	–	372

Note 12. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders for the year ended December 31, 2016, as all of the Series C Preferred Stock was converted to common stock during the year. For the year ended December 31, 2015, the impact of dilutive Series C Preferred Stock was the dividend paid to the preferred shareholders.

	For the Years Ended December 31,
	2016			2015
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding		Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	4,652,853	$2,111	$0.45	3,432,457	*	$2,714	$0.79	*
Series C Preferred Stock Dividends		−				840
Effect of dilutive securities:
Convertible preferred stock	1,112,970	−	(0.08)	2,324,129	*	−	(0.17	)*
Dilutive stock options	10,469	−	−	−		−	−
Earnings per common share, diluted	5,776,292	$2,111	$0.37	5,756,586	*	$3,554	$0.62	*

* Restated for the 4% stock dividend distributed July 11, 2016.

At December 31, 2016 and 2015, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 190,531 and 546,460, restpectively. Non-vested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in dividends during the vesting period.

Note 13. Stock Based Compensation

The Company recorded stock based compensation expense of $147 thousand and $137 thousand for the years ended December 31, 2016 and 2015, respectively.

The 2005 Stock Option Plan (the Plan) pursuant to which the Board of Directors granted stock options to directors, officers and employees expired in 2016, thus there are no options available for future isuance. Under the fair value recognition provisions of relevant accounting guidance, stock-based compensation cost was measured at the grant date based on the fair value of the award and was and continues to be  recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2016 or 2015. Compensation expense is charged to income ratably over the vesting period and was $75 thousand in 2016 and 2015. As of December 31, 2016, there was $211 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next three years.  At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2015	546,460	$8.62
Granted	–	–
Exercised	–	–
Expired	(339,460)	9.13
Forfeited	(6,000)	6.90
Balance at December 31, 2016	201,000	$7.80	$368,950	6.51
Exercisable at December 31, 2016	109,200	$8.56	$153,220	5.28

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2016.

In 2009, the Board of Directors authorized 137,280* shares of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $72 thousand in 2016 and $62 thousand in 2015. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2016 was $9.09* compared to $7.60* in 2015.  The Company granted 11,149* and 11,404* shares of restricted stock under the plan in 2016 and 2015, respectively.

As of December 31, 2016, there was $165 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2021. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2016				2015
	Shares		Weighted- Average Grant Date Fair Value		Shares		Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	39,352	*	$6.00	*	39,227	*	$5.35	*
Granted	11,149	*	9.09	*	11,404	*	7.60	*
Vested	(12,167)	*	5.63	*	(11,279)	*	5.34	*
Forfeited	(6,788)	*	6.99	*	–	*	–	*
Nonvested at the end of the period	31,546	*	$7.03	*	39,352	*	$6.00	*

* Restated for the 4% stock dividend distributed July 11, 2016.

Note 14. Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income. The Supplemental Executive Retirement Plan (the “SERP”) provides lifetime payments equal to 20% of a participant’s average annual base salary for the five years immediately prior to retirement. There is an incentive formula with an additional benefit of 20% of a participant’s average annual base salary for the five years immediately prior to retirement if performance targets set by the Board of Directors are met. The SERP contains provisions for disability and survivor benefits, a benefits vesting schedule based on age attained and automatic full vesting in the event of a change in control of the Company. During 2016, the SERP was increased to provide for the individual who filled the position of Chief Financial Officer (CFO), upon the former CFO’s retirement. During the previous year 2015, the SERP was expanded to include all executive managers. Accrued deferred compensation expense under the SERP, included in other liabilities, totaled $666 thousand and $315 thousand at the end of 2016 and 2015, respectively. Compensation expense related to the SERP was $351 thousand for 2016 compared to $186 for 2015. The funding mechanism for the plan is Bank Owned Life Insurance policies on the lives of the participants.

Note 15. Employee Benefit Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $240 thousand and $209 thousand for the years ended December 31, 2016 and 2015, respectively.

Note 16. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

The current and deferred components of income tax expense for the periods ended December 31, 2016 and 2015 are as follows:

(Dollars In Thousands)	2016	2015
Current	$1,496	$1,514
Deferred	(56)	81
Income tax expense	$1,440	$1,595

Rate Reconciliation

Total income tax expense differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following.

(Dollars In Thousands)	2016	2015
Tax at statutory federal rate	$1,367	$1,770
Tax-exempt interest income	(201)	(196)
Cash surrender value of life insurance	(63)	(55)
Incentive stock options	261	47
Other	76	29
Income tax expense	$1,440	$1,595

Deferred Income Tax Analysis

The significant components of net deferred taxes at December 31, 2016 and 2015 are summarized as follows:

(Dollars In Thousands)	2016	2015
Deferred tax assets
Pre-opening expenses	$62	$78
Allowance for loan losses	693	518
Stock-based compensation	–	236
Deferred compensation	226	107
Other real estate expenses	280	143
Unrealized loss on securities available for sale	29	–
Nonaccrual loan interest	17	11
Other	21	–
Deferred tax asset	1,328	1,093

Deferred tax liabilities
Property and equipment	305	327
Unrealized gain on securities available for sale	–	204
Deferred loan fees	980	821
Other	13	–
Deferred tax liability	1,298	1,352
Net deferred tax asset (liability)	$30	$(259)

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

Credit Related Financial Instruments

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

A summary of the Company’s commitments at December 31, 2016 and 2015 is as follows (dollars in thousands):

(Dollars In Thousands)	2016	2015

Commitments to extend credit	$102,277	$85,437

Standby letters of credit	4,255	5,264

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2016 and 2015, these reserve balances amounted to $6.6 million and $3.9 million, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits. Balances in excess of FDIC insured amounts totaled $7.2 million and $3.8 million at December 31, 2016 and 2015, respectively.

Purchase Obligation

On November 1, 2015, the Company entered into a three year marketing agreement involving naming, advertising, and sponsorship rights. This agreement was amended effective July 1, 2016. The new term was for five years, and expanded the exclusivity of marketing rights and increased signage. In relation to these agreement, the Company expensed $57.5 thousand and $47.8 thousand in 2016 and 2015, respectively. The agreement obligates the Company to pay $65.0 thousand in 2017 and 2018, $66.0 thousand in 2019, $68.0 thousand in 2020 and $34.5 thousand for the first half of 2021, for these rights.

Note 18. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2016, there were $1.2 million in retained earnings available from which to pay dividends to common stockholders. No cash dividends were paid to common stockholders in 2016 or 2015. A stock dividend was distributed in 2016 and is discussed in Note 20 Capital Transactions.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2016 and 2015, the most recent regulatory notifications categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

The new rules introduced the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer. The final new capital rules required the Company to comply with the following new minimum capital ratios (including the capital conservation buffer), effective January 1, 2016 and 2015, respectively: (1) a new common equity Tier 1 capital ratio of 5.125% and 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.625% and 6% of risk-weighted assets; (3) a total capital ratio of 8.625% and 8% of risk-weighted assets; and (4) a leverage ratio of 4% of total assets.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I common equity, and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2016, management believes the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank December 31, 2016	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$58,436	12.59%	$40,045	8.625%	$46,429	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$54,783	11.80%	$23,795	5.125%	$30,179	6.50%
Tier I Capital (to Risk-Weighted Assets)	$54,800	11.80%	$30,759	6.625%	$37,143	8.00%
Tier I Capital (to Average Assets)	$54,800	10.67%	$20,537	4.00%	$25,671	5.00%

HomeTown Bank December 31, 2015	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets) %	$54,890	13.80%	$31,822	8.00%	$39,778	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$51,556	12.96%	17,900	4.50%	25,855	6.50%
Tier I Capital (to Risk-Weighted Assets)	$51,592	12.97%	$23,867	6.00%	$31,822	8.00%
Tier I Capital (to Average Assets)	$51,592	10.83%	$19,053	4.00%	$23,816	5.00%

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

Aggregate loan transactions with related parties were as follows:

(Dollars In Thousands)	2016	2015

Balance, beginning	$7,124	$8,048
New loans	5,261	3,116
Repayments	(4,191)	(4,040)
Balance, ending	$8,194	$7,124

Repayments of loans to related parties include $575 thousand in loans removed from related party disclosure due to a change in directorship in 2016.

Aggregate deposit balances with related parties at December 31, 2016 and 2015 were $16.7 million and $16.3 million, respectively.

Note 20. Capital Transactions

The Board of Directors declared a 4% common stock dividend on May 10, 2016 to holders of record June 9, 2016. The stock dividend was distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177.

On June 28, 2013, HomeTown Bankshares Corporation completed a $14,000,000 private placement of its convertible preferred stock. Pursuant to the terms of the Private Placement Memorandum, dated April 17, 2013 and amended thereafter, the Company sold 14,000 shares of its 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock at a price of $1,000 per share. The convertible preferred stock paid quarterly dividends equivalent to six percent (6.0%) per annum, and was convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment. The Company paid $408 thousand and $840 thousand in dividends on Series C preferred stock in 2016 and 2015, respectively. For the year 2015, 400 shares of preferred stock were converted to 64,000 shares of common stock. The remaining 13,600 shares of preferred stock were converted to 2,176,000 shares of commons stock on June 29, 2016. The preferred shareholders were entitled to the 4% stock dividend declared by the Board of Directors on May 10, 2016 and received an additional 87,037 shares of common stock.

Note 21. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the years ended December 31, 2016 and 2015 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Years Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2016	2015
Available for sale securities
Realized gains on sales of securities held for sale during the period	$257	$52	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	87	18	Income tax expense
	$170	$34	Net income

Note 22. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows.

CONDENSED BALANCE SHEETS
Dollars In Thousands	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$298	$1,576
Investment in bank subsidiary	54,727	51,951
Other assets	—	7
Total assets	$55,025	$53,534
Liabilities and Stockholders’ Equity
Accrued interest payable	$—	$18
Other liabilities	12	305
Subordinated notes	7,224	7,194
Total liabilities	7,236	7,517
Stockholders’ equity:
Total stockholders’ equity	47,789	46,017
Total liabilities and stockholders’ equity	$55,025	$53,534

CONDENSED STATEMENTS OF INCOME
Dollars In Thousands	For the year ended December 31, 2016	For the year ended December 31, 2015
Dividend from Bank subsidiary	$—	$630
Income	—	630

Interest expense	536	18
Other expenses	302	182
Expenses	838	200
Net income (loss) before income taxes	(838)	430
Income tax benefit	278	68
Net income (loss) before equity in undistributed net income of subsidiary	(560)	498
Undistributed net income of subsidiary	3,079	3,056
Net Income	$2,519	$3,554

CONDENSED STATEMENTS OF CASH FLOWS
Dollars In Thousands	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash flows from operating activities:
Net income	$2,519	$3,554
Equity in undistributed net income of subsidiary bank	(3,079)	(3,056)
Amortization expense on subordinated notes	30	1
(Increase) decrease in other assets	7	(7)
Increase in interest payable	(18)	18
Increase (decrease) in other liabilities	(295)	305
Net cash flows provided by (used in) operating activities	(836)	815

Cash flows from investing activities:
Capital contribution to bank subsidiary	—	(6,000)
Net cash flows used in investing activities	—	(6,000)

Cash flows from financing activities:
Issuance of subordinated notes	—	7,193
Preferred dividend payment	(408)	(840)
Net settlement of vested restricted stock	(29)	—
Cash in lieu of fractional shares	(5)	—
Net cash flows provided by (used in) financing activities	(442)	6,353

Net increase (decrease) in cash and cash equivalents	(1,278)	1,168

Cash and cash equivalents, beginning	1,576	408
Cash and cash equivalents, ending	$298	$1,576
Supplemental disclosure of cash flow information:
Cash payments for interest	$554	$—

Note 23. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of this filing, and there were no reportable subsequent events.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary (the ®€œCompany®€) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company®€™s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Roanoke, Virginia

March 30, 2017

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

Management assessed the effectiveness of HomeTown Bankshares’ internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this assessment, management believes that, as of December 31, 2016, HomeTown Bankshares’ internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.        OTHER INFORMATION

None.

PART III

ITEM  10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to the Bank’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item relating to the Company’s Audit Committee is included under the captions “Item 1: Election of Directors,” “Audit Committee Matters” and “—Audit Committee Report” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	201,000	(2)	$7.80	N/A	(3)
Equity compensation plans not approved by security holders	0		N/A	59,849	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 13 for a detailed discussion of the Restricted Stock Plan.
(3)	The 2005 Stock Option Plan expired in 2016 and no shares are available for future issuance.
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Bank’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
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

4.1	See Exhibit 3.1.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.4	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.6*	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.7

Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.8*

Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

10.9*	Supplemental Executive Retirement Plan by and between Hometown Bank and Susan K. Still incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2013.

10.10*	Supplemental Executive Retirement Plan by and between Hometown Bank and Vance W. Adkins.

10.11*	Employee Agreement dated August 5, 2016 among HomeTown Bank, HomeTown Bankshares Corporation, and Vance W. Adkins

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM  16.        FORM 10K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANKSHARES CORPORATION

Date: March 30, 2017	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 30, 2017
Susan K. Still	Chief Executive Officer (principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	March 30, 2017
George B. Cartledge, Jr.

/S/ NANCY H. AGEE	Director	March 30, 2017
Nancy H. Agee

/S/ WARNER N. DALHOUSE	Director	March 30, 2017
Warner N. Dalhouse

/S/ MARC S. FINK	Director	March 30, 2017
Marc S. Fink

/S/ DANIEL D. HAMRICK	Director	March 30, 2017
Daniel D. Hamrick

/S/ WILLIAM R. RAKES	Director	March 30, 2017
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 30, 2017
James M. Turner, Jr.

/S/ VANCE W ADKINS	Chief Financial Officer	March 30, 2017
Vance W. Adkins	(principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as amended incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2011.

3.2

By-laws of Registrant included as Appendix B-2 to the proxy statement contained in, and incorporated by reference to the Registrant’s registration statement on Form S-4 (No. 333-158525) filed June 26, 2009).

4.1	See Exhibit 3.1.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	HomeTown Bank 2005 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to Form 10QSB for the quarter ended June 30, 2006.

10.4	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.6*	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2010.

10.7

Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated September 18, 2009, between HomeTown Bankshares Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2009.

10.8*

Form of Compensation Modification Agreement and Waiver, executed by Senior Executive Officers of HomeTown Bankshares Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 24, 2009.

10.9*	Supplemental Executive Retirement Plan by and between Hometown Bank and Susan K. Still incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2013.

10.10*	Supplemental Executive Retirement Plan by and between Hometown Bank and Vance W. Adkins.

10.11*	Employee Agreement dated Augist 5, 2016 among HomeTown Bank, HomeTown Bankshares Corporation, and Vance W. Adkins

21	Subsidiaries of the Registrant [Exhibit 21 attached]

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.