Form 10-Q
period 2017-03-31
HomeTown Bankshares Corp
filed 2017-05-15
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	x
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2017, 5,767,175 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

Dollars In Thousands, Except Share and Per Share Data	March 31, 2017	December 31, 2016

	(Unaudited)	*
Assets
Cash and due from banks	$28,005	$18,229
Federal funds sold	51	42
Securities available for sale, at fair value	52,159	52,975
Restricted equity securities, at cost	2,290	2,213
Loans held for sale	123	678
Loans, net of allowance for loan losses of $3,726 in 2017 and $3,636 in 2016	424,317	415,355
Property and equipment, net	13,274	13,371
Other real estate owned, net of valuation allowance of $209 in 2017 and $825 in 2016	3,148	3,794
Bank owned life insurance	7,517	7,469
Accrued income	2,250	2,289
Other assets	1,179	875
Total assets	$534,313	$517,290

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$106,585	$91,354
Interest-bearing	358,060	359,494
Total deposits	464,645	450,848
Federal Home Loan Bank borrowings	9,917	8,000
Subordinated notes	7,232	7,224
Other borrowings	1,121	1,117
Accrued interest payable	520	386
Other liabilities	1,815	1,490
Total liabilities	485,250	469,065

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,767,175 (includes 28,679 restricted shares) at March 31, 2017 and 5,760,735 (includes 31,546 restricted shares) at December 31, 2016	28,756	28,765
Surplus	17,861	17,833
Retained earnings	2,012	1,247
Accumulated other comprehensive income (loss)	(14)	(56)
Total HomeTown Bankshares Corporation stockholders’ equity	48,615	47,789
Noncontrolling interest in consolidated subsidiary	448	436
Total stockholders’ equity	49,063	48,225
Total liabilities and stockholders' equity	$534,313	$517,290

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the three months ended March 31, 2017 and 2016

Dollars In Thousands, Except Share and Per Share Data	2017	2016
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans and fees on loans	$4,624	$4,256
Taxable investment securities	240	204
Nontaxable investment securities	87	101
Dividends on restricted stock	32	34
Other interest income	42	19
Total interest and dividend income	5,025	4,614
Interest expense:
Deposits	554	504
Subordinated notes	134	134
Other borrowed funds	53	97
Total interest expense	741	735
Net interest income	4,284	3,879
Provision for loan losses	70	60
Net interest income after provision for loan losses	4,214	3,819

Noninterest income:
Service charges on deposit accounts	149	154
ATM and interchange income	178	147
Mortgage banking	207	175
Gains on sales of investment securities, net	13	5
Other income	150	130
Total noninterest income	697	611

Noninterest expense:
Salaries and employee benefits	1,989	1,726
Occupancy and equipment expense	428	434
Data processing expense	287	232
ATM processing expense	62	54
Advertising and marketing expense	130	94
Professional fees	233	101
Bank franchise taxes	100	92
FDIC insurance expense	32	83
Other real estate owned expense	13	22
Directors’ fees	102	107
Other expense	416	317
Total noninterest expense	3,792	3,262
Net income before income taxes	1,119	1,168
Income tax expense	342	353
Net income	777	815
Less net income attributable to non-controlling interest	12	14
Net income attributable to HomeTown Bankshares Corporation	765	801
Effective dividends on preferred stock	-	204
Net income available to common stockholders	$765	$597
Basic earnings per common share	$0.13	$0.17	*
Diluted earnings per common share	$0.13	$0.14	*
Weighted average common shares outstanding	5,763,383	3,501,446	*
Diluted weighted average common shares outstanding	5,783,573	5,787,337	*

*Restated for the 4% stock dividend distributed July 11, 2016

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the three months ended March 31, 2017 and 2016

Dollars in Thousands	2017	2016
	(Unaudited)	(Unaudited)
Net income	$777	$815

Other comprehensive income:
Net unrealized holding gains on securities available for sale during the period	77	310
Deferred income tax expense on unrealized holding gains on securities available for sale	(26)	(106)
Reclassification adjustment for gains on sales of investment securities included in net income	(13)	(5)
Tax expense related to realized gains on securities sold	4	2
Total other comprehensive income	42	201
Comprehensive income	819	1,016
Less: comprehensive income attributable to the non-controlling interest	12	14
Comprehensive income attributable to HomeTown Bankshares Corporation	$807	$1,002

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the three months ended March 31, 2017 and 2016

Dollars in Thousands	2017	2016
Cash flows from operating activities:
Net income	$777	$815
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	185	189
Provision for loan losses	70	60
Amortization of premium on securities, net	137	139
Amortization of discount on subordinated notes	8	8
Gains on sales of loans held for sale	(138)	(144)
Gains on sales of investment securities	(13)	(5)
Increase in value of life insurance contracts	(48)	(43)
Stock compensation expense	36	37
Originations of loans held for sale	(5,987)	(4,664)
Proceeds from sales of loans held for sale	6,680	6,162
Changes in assets and liabilities:
Accrued income	39	47
Other assets	(334)	7
Deferred taxes, net	178	(303)
Accrued interest payable	134	197
Other liabilities	155	299
Net cash flows provided by operating activities	1,879	2,801
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(9)	247
Purchases of available for sale securities	(5,696)	(4,002)
Sales, maturities, and calls of available for sale securities	6,452	1,935
Purchase of restricted equity securities, net	(77)	(230)
Net increase in loans	(9,032)	(14,164)
Proceeds from sales of other real estate	646	24
Purchases of property and equipment	(88)	(45)
Net cash flows used in investing activities	(7,804)	(16,235)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	15,231	2,792
Net increase (decrease) in interest-bearing deposits	(1,434)	11,280
Net increase (decrease) in FHLB borrowings	1,917	-
Net increase (decrease) in other borrowings	4	(1,289)
Preferred stock dividend payment	-	(204)
Net settlement of vested restricted stock and cash in lieu of fractional shares	(17)	-
Net cash flows provided by financing activities	15,701	12,579
Net increase (decrease) in cash and cash equivalents	9,776	(855)
Cash and cash equivalents, beginning	18,229	28,745
Cash and cash equivalents, ending	$28,005	$27,890
Supplemental disclosure of cash flow information:
Cash payments for interest	$599	$538
Cash payments for income taxes	$–	$28
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans to other real estate owned	$–	$473
Change in unrealized gains and losses on available for sale securities	$64	$305

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

Basis of Presentation

The consolidated financial statements as of March 31, 2017 and for the periods ended March 31, 2017 and 2016 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the periods ended March 31, 2017 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2016, included in the Company’s Form 10-K for the year ended December 31, 2016. Interim financial performance is not necessarily indicative of performance for the full year.

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

The Company’s accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to Form 10-K for these policies.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2017 and December 31, 2016, are as follows:

(Dollars In Thousands)	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$11,814	$107	$(71)	$11,850
Mortgage-backed securities and CMO’s	21,523	55	(261)	21,317
Corporate securities	5,000	118	–	5,118
Municipal securities	13,843	237	(206)	13,874
	$52,180	$517	$(538)	$52,159

(Dollars In Thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$12,422	$118	$(96)	$12,444
Mortgage-backed securities and CMO’s	19,979	54	(265)	19,768
Corporate securities	5,000	66	-	5,066
Municipal securities	15,659	266	(228)	15,697
	$53,060	$504	$(589)	$52,975

U. S. Government agency securities: The unrealized losses on nineteen of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost basis which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Mortgage-backed securities and CMO’s: The unrealized losses on twenty-nine of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Corporate securities: The Company had no investments with unrealized losses in corporate securities at March 31, 2017.

Municipal securities: The unrealized losses on sixteen of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

The following tables demonstrate the unrealized loss position of available-for-sale securities at March 31, 2017 and December 31, 2016. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	March 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$3,706	$(28)	$2,702	$(43)	$6,408	$(71)
Mortgage-backed securities and CMO’s	18,270	(257)	161	(4)	18,431	(261)
Municipal securities	5,502	(191)	659	(15)	6,161	(206)
	$27,478	$(476)	$3,522	$(62)	$31,000	$(538)

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$3,492	$(32)	$3,491	$(64)	$6,983	$(96)
Mortgage-backed securities and CMO’s	14,232	(235)	1,474	(30)	15,706	(265)
Corporate securities	500	-	-	-	500	-
Municipal securities	6,967	(223)	262	(5)	7,229	(228)
	$25,191	$(490)	$5,227	$(99)	$30,418	$(589)

There are sixty-four debt securities with fair values totaling $31.0 million considered temporarily impaired at March 31, 2017.  As of March 31, 2017, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $57 thousand and $44 thousand of losses on sales of securities in the first three months of 2017. The Company realized gains of $5 thousand and no realized losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at March 31, 2017, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$351	$353
Over one through five years	1,598	1,613
Over five through ten years	15,813	15,916
Greater than 10 years	34,418	34,277
	$52,180	$52,159

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2017 and December 31, 2016 were as follows:

(Dollars In Thousands)	March 31, 2017	December 31, 2016
Construction loans:
Residential	$10,429	$10,204
Land acquisition, development & commercial	29,662	27,480
Real estate:
Residential	111,988	111,626
Commercial	175,654	172,248
Commercial, industrial & agricultural	61,591	59,702
Equity lines	30,823	29,956
Consumer	7,843	7,668
Overdrafts	53	107
Total	428,043	418,991
Less allowance for loan losses	(3,726)	(3,636)
Loans, net	$424,317	$415,355

The past due and nonaccrual status of loans as of March 31, 2017 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$10,429	$10,429	$	−
Land acquisition, development & commercial		−		−		−		−	29,662	29,662		−
Real estate:
Residential		785		−		577		1,362	110,626	111,988		577
Commercial		21		−		−		21	175,633	175,654		330
Commercial, industrial & agricultural		292		−		207		499	61,145	61,644		29
Equity lines		105		-		−		105	30,718	30,823		−
Consumer		6		-		8		14	7,829	7,843		−
Total		$1,209		$-		$792		$2,001	$426,042	$428,043		$936

The past-due and nonaccrual status of loans as of December 31, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past-Due		Total Past- Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$10,204	$10,204	$	−
Land acquisition, development & commercial		−		−		−		−	27,480	27,480		−
Real Estate:
Residential		672		193		577		1,442	110,184	111,626		577
Commercial		115		−		−		115	172,133	172,248		336
Commercial, industrial & agricultural		60		33		−		93	59,716	59,809		11
Equity lines		258		−		−		258	29,698	29,956		−
Consumer		8		6		4		18	7,650	7,668		−
Total		$1,113		$232		$581		$1,926	$417,065	$418,991		$924

There were six loans, totaling $215 thousand, which were past due ninety days or more and still accruing interest as of March 31, 2017. Two of those six loans comprised $207 thousand of the $215 thousand balance. There were two loans, totaling $4 thousand, which were past due ninety days or more and still accruing interest at December 31, 2016.

Impaired loans, which include TDR’s of $4.2 million, and the related allowance at March 31, 2017, were as follows:

March 31, 2017 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		769		769		−		769		3
Commercial		4,198		4,374		−		4,213		40
Commercial, industrial & agricultural		29		29		−		29		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$4,996		$5,172	$	−		$5,011		$43

March 31, 2017 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		111		111		17		114		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$111		$111		$17		$114	$	−

Impaired loans, which include TDRs of $6.4 million, and the related allowance at December 31, 2016, were as follows:

December 31, 2016 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		770		770	–		629		(11)
Commercial		6,380		6,556	–		6,521		255
Commercial, industrial & agricultural		11		11	–		11		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,161		$7,337	$–		$7,161		$244

December 31, 2016 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		115		115		17		122		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$115		$115		$17		$122	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of five loans totaling $4.2 million at March 31, 2017.  This compares with $6.4 million in total restructured loans at December 31, 2016. Two of the five loans totaling $4.0 million were accruing at March 31, 2017. The other three loans totaling $247 thousand were on nonaccrual status at the end of the first quarter of 2017.  One TDR in the amount of $18 thousand was past due with its restructured terms at March 31, 2017.

The following table presents by class of loan, information related to the loan modified in a TDR during 2017:

(Dollars in Thousands)	Loans modified as TDR's For the three months ended March 31, 2017
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:
Residential	—	—	—
Commercial	1	218	218
Commercial, industrial, agricultural	—	11	29
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$229	$247

The loan relationship identified above in the table was originally restructured into two TDR’s during 2015 and was included in substandard nonaccrual loans and impaired loans at the end of 2016. There was an additional $18 thousand added to the TDR relationship during the first quarter of 2017.

No loans were modified in a TDR during the first three months of 2016.

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

Note 4. Allowance for Loan Losses

The following table presents, as of March 31, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

March 31, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$4	$67	$	−	$67	$10,429	$	−	$10,429
Land acquisition, development & commercial	173		−		−	22	195		−	195	29,662		−	29,662
Real estate:			−
Residential	866		−		−	38	904		−	904	111,988		769	111,219
Commercial	1,516		−		33	(22)	1,527		17	1,510	175,654		4,309	171,345
Commercial, industrial & agricultural	461		−		−	7	468		−	468	61,644		29	61,615
Equity lines	338		−		−	(15)	323		−	323	30,823		−	30,823
Consumer	97		(16)		3	11	95		−	95	7,843		−	7,843
Unallocated	122		−		−	25	147		−	147	−		−	−
Total	$3,636		$(16)		$36	$70	$3,726		$17	$3,709	$428,043		$5,107	$422,936

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2016	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$(20)	$63	$	−	$63	$10,204	$	−	$10,204
Land acquisition, development & commercial	187		(2)		−	(12)	173		−	173	27,480		−	27,480
Real estate:
Residential	1,047		(4)		45	(222)	866		−	866	111,626		770	110,856
Commercial	1,001		(606)		−	1,121	1,516		17	1,499	172,248		6,495	165,753
Commercial, industrial & agricultural	531		(34)		−	(36)	461		−	461	59,809		11	59,798
Equity lines	277		(99)		10	150	338		−	338	29,956		−	29,956
Consumer	85		(103)		49	66	97		−	97	7,668		−	7,668
Unallocated	87		−		−	35	122		−	122	−		−	−
Total	$3,298		$(848)		$104	$1,082	$3,636		$17	$3,619	$418,991		$7,276	$411,715

Loans by credit quality indicators as of March 31, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,429	$	−	$	−	$	−	$10,429
Land acquisition, development & commercial	29,662		−		−		−	29,662
Real estate loans:
Residential	111,219		−		192		577	111,988
Commercial	174,786		−		538		330	175,654
Commercial, industrial, agricultural	60,950		85		580		29	61,644
Equity lines	30,823		−		−		−	30,823
Consumer	7,843		−		−		−	7,843
Total Loans	$425,712		$85		$1,310		$936	$428,043

Loans by credit quality indicators as of December 31, 2016 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,204	$	−	$	−	$	−	$10,204
Land acquisition, development & commercial	27,480		−		−		−	27,480
Real estate loans:
Residential	110,856		−		193		577	111,626
Commercial	171,369		−		543		336	172,248
Commercial, industrial, agricultural	59,120		78		600		11	59,809
Equity lines	29,956		−		−		−	29,956
Consumer	7,668		−		−		−	7,668
Total Loans	$416,653		$78		$1,336		$924	$418,991

At March 31, 2017 and December 31, 2016, the Company had no loans classified as Doubtful or Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for the three months ended March 31,2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	—	—	—
Write downs	—	—	—
Sales	(1,262)	616	(646)
Balance at the end of the year	$3,357	$(209)	$3,148

Changes in foreclosed properties for the three months ended March 31, 2016 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	473	—	473
Write downs	—	—	—
Sales	(24)	—	(24)
Balance at the end of the year	$6,106	$(420)	$5,686

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2017 and December 31, 2016 were as follows:

(Dollars in Thousands)	March 31, 2017	December 31, 2016
Residential lots	$2,187	$2,234
Residential development	423	423
Commercial lots	90	90
Commercial buildings	448	1,047
Total Other Real Estate Owned	$3,148	$3,794

There were no residential real estate loans in the process of foreclosure at March 31, 2017 or December 31, 2016.

Other real estate owned related expenses in the consolidated statements of income for the three months ended March 31, 2017 and March 31, 2016 include:

(Dollars in Thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss on sales	$—	$—
Provision for unrealized losses	—	—
Operating expenses	13	22
Total Other Real Estate Owned	$13	$22

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $36 thousand and $37 thousand for the years to date March 31, 2017 and 2016, respectively.

The 2005 Stock Option Plan (the Plan) pursuant to which the Board of Directors granted stock options to directors, officers and employees expired in 2016, thus there are no options available for future issuance. Under the fair value recognition provisions of relevant accounting guidance, stock-based compensation cost was measured at the grant date based on the fair value of the award and was and continues to be recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2017 or 2016. Compensation expense is charged to income ratably over the vesting period and was $18 thousand and $19 thousand for the year to date March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, there was $194 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 2.75 years.  At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016.

A summary of option activity under the 2005 stock option plan year to date March 31, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Contractual Term (years)
Balance at December 31, 2016	201,000	$7.80
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Balance at March 31, 2017	201,000	$7.80	$439,600	6.26
Exercisable at March 31, 2017	109,200	$8.56	$182,560	5.03

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2017.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $18 thousand for the years to date March 31, 2017 and 2016. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 8,258 and 11,149* shares of restricted stock under the plan during the years to date March 31, 2017 and March 31, 2016, respectively. The weighted-average grant date fair value of restricted stock granted in 20176 was $9.87 compared to $9.09* in 2016.

As of March 31, 2017, there was $228 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2022. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Shares	Weighted- Average Grant Date Fair Value	Shares		Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	31,546	$7.03	39,352	*	$6.00	*
Granted	8,258	9.87	11,149	*	9.09	*
Vested	(11,125)	6.03	(11,371)	*	5.44	*
Forfeited	-	-	-	*	-
Nonvested at the end of the period	28,679	$8.23	39,130	*	$7.05	*

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

(Dollars in Thousands)		Carrying value at March 31, 2017
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$11,850	$–	$11,850	$–
Mortgage-backed securities and CMO’s	21,317	–	21,317	–
Corporate securities	5,118	–	5,118	–
Municipal securities	13,874	–	13,874	–

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$12,444	$–	$12,444	$–
Mortgage-backed securities and CMO’s	19,768	–	19,768	–
Corporate securities	5,066	–	5,066	–
Municipal securities	15,697	–	15,697	–

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.

(Dollars in Thousands)		Carrying value at March 31, 2017
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$94	$–	$–	$94
Loans held for sale	123	–	123	–
Other real estate owned	3,148	–	–	3,148

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$98	$–	$–	$98
Loans held for sale	678	–	678	–
Other real estate owned	3,794	–	–	3,794

At March 31, 2017 and December 31, 2016, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for March 31, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$94	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,513	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	12%	(10%)

	$1,635	Internal evaluations	Internal evaluations	3%	-	38%	(13%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2016:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$98	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,560	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	12%	(10%)

	$2,234	Internal evaluations	Internal evaluations	4%	-	54%	(24%)

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

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At March 31, 2017 and December 31, 2016, management believes the carrying value of federal funds sold approximates estimated market value.

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At March 31, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at March 31, 2017:

(Dollars in Thousands)		Fair value at March 31, 2017
Description	Carrying value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$28,005	$27,255	$760	$–	$28,015
Federal funds sold	51	51	–	–	51
Securities available for sale	52,159	–	52,159	–	52,159
Restricted equity securities	2,290	–	2,290	–	2,290
Loans held for sale	123	–	123	–	123
Loans, net	424,317	–	–	426,873	426,873
Bank owned life insurance	7,517	–	7,517	–	7,517
Accrued income	2,250	–	2,250	–	2,250
Financial liabilities
Total deposits	464,645	–	465,188	–	465,188
FHLB borrowings	9,917	–	9,919	–	9,919
Subordinated notes	7,232	–	8,033	–	8,033
Other borrowings	1,121	–	1,121	–	1,121
Accrued interest payable	520	–	520	–	520

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2016:

(Dollars in Thousands)		Fair value at December 31, 2016
Description	Carrying value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$18,229	$17,479	$760	$–	$18,239
Federal funds sold	42	42	–	–	42
Securities available for sale	52,975	–	52,975	–	52,975
Restricted equity securities	2,213	–	2,213	–	2,213
Loans held for sale	678	–	678	–	678
Loans, net	415,355	–	–	415,039	415,039
Bank owned life insurance	7,469	–	7,469	–	7,469
Accrued income	2,289	–	2,289	–	2,289
Financial liabilities
Total deposits	450,848	–	451,385	–	451,385
FHLB borrowings	8,000	–	8,031	–	8,031
Subordinated notes	7,224	–	8,012	–	8,012
Other borrowings	1,117	–	1,117	–	1,117
Accrued interest payable	386	–	386	–	386

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three months ended March 31, 2017 and 2016 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in Thousands)	2017	2016
Available for sale securities
Realized gains on sales of securities held for sale during the period	$13	$5	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	4	2	Income tax expense
	$9	$3	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders for the three ended March 31, 2017, as all of the remaining Series C Preferred Stock was converted to common stock on June 29, 2016. For the three months ended March 31, 2016, the impact of dilutive Series C Preferred Stock was the dividend paid to the preferred shareholders.

	For the Three Months Ended March 31,
	2017			2016
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding		Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,763,383	$765	$0.13	3,501,446	*	$597	$0.17	*
Series C Preferred Stock Dividends		−				204
Effect of dilutive securities:
Convertible preferred stock	−	−	−	2,263,040	*	−	(0.03	)*
Dilutive stock options	20,190	−	−	22,851		−	−
Earnings per common share, diluted	5,783,573	$765	$0.13	5,787,337	*	$801	$0.14	*

*Restated for 4% common stock dividend distributed July 11, 2016.

At March 31, 2017 and 2016, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 180,810 and 527,149, respectively. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2016. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

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

The Private Banking Group offers personalized banking solutions to work with customers to clarify financial goals and bring together professionals to satisfy their investment,, credit, and other financial needs.

The following is a discussion of factors that significantly affected the financial condition and results of operations of HomeTown Bankshares Corporation. This discussion should be read in connection with the financial statements presented herein.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2016. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

Discussion of Operations

Executive Summary

Net income available to common shareholders amounted to $765 thousand for the first quarter of 2017 compared to $597 thousand during the prior year after preferred stock dividend payments of $204 thousand in the first quarter of 2016. Net Income was $765 thousand for the first quarter of 2017 compared to $801 thousand in 2016. Fully diluted earnings per share amounted to $0.13 per share for the first quarter of 2017 compared to $0.14 per share for the comparative period of 2016. The net interest margin increased for the past two consecutive quarters to 3.54% for the quarter ended March 31, 2017.

Three Months Ended March 31, 2017

Net income attributable to HomeTown Bankshares was $765 thousand for the first quarter of 2017, and was $36 thousand or 4.5% less than the same quarter last year. Improved net interest income and noninterest income were offset by increased noninterest expense.

Net interest income for the three months ended March 31, 2017 totaled $4.3 million, and was $405 thousand or 10.4% greater than the first quarter of 2016. The expansion of average earning assets by $59.8 million provided $648 thousand in additional interest income. Lower loan yields negatively impacted net interest income by $227 thousand. Average loans for the quarter were $422 million, $51.4 million or 13.9% more than the first quarter of 2016. Average total deposits for the first three months of 2017 totaled $458 million and were $53.7 million more than average deposits for the same quarter last year. Deposit growth fueled the expansion of loans and investments and a reduction in Federal Home Loan Bank Borrowings.

The net interest margin was 3.54%, 3.53%, and 3.62% for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The downward pressure on rates stemming from competition coupled with maturing seasoned loans at higher interest rates contributed to lower loan yields. Excess funds were shifted from nonearning cash and due from bank accounts and placed in interest bearing bank accounts which negatively impacted the net interest margin but contributed to higher overall earnings. Average cash and due from banks for the first quarter of 2017 were $11.9 million less than the first quarter of 2016; while interest bearing deposits rose $10.0 million year over year. Average interest bearing deposits with banks were 3.7% of earning assets for the first quarter of 2017 compared to 1.9% for the same quarter last year. The cost of interest bearing liabilities for the first quarter of 2017 declined from the cost for the first quarter of 2016 due to the favorable impact in the change in the mix of liabilities. Federal Home Loan Bank borrowings as a percent of interest bearing liabilities were 3.0% for the first three months of 2017 compared to 6.2% for the first three months of 2016.

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$45	$—	0.61%	$1,482	$1	0.38%
Deposits in banks	18,357	42	0.92	8,362	18	0.87
Securities, taxable	38,894	240	2.47	37,470	204	2.18
Securities, nontaxable (1)	13,407	87	3.95	14,827	101	4.07
Restricted equity securities	2,328	32	5.50	2,598	34	5.31
Loans held for sale	475	5	4.00	374	4	3.92
Loans (1)	422,321	4,619	4.44	370,890	4,252	4.61
Total earnings assets	495,827	5,025	4.15	436,003	4,614	4.30
Less: Allowance for loan losses	(3,683)			(3,292)
Total non-earning assets	36,841			51,068
Total Assets	$528,985			$483,779

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$93,895	$40	0.17%	$74,120	$26	0.14%
Money market savings	71,282	43	0.24	67,907	40	0.24
Regular savings	47,021	40	0.35	39,581	36	0.37
Time Deposits	146,634	431	1.19	141,191	402	1.15
FHLB borrowings	11,542	45	1.56	22,000	90	1.62
Subordinated notes	7,227	134	7.52	7,197	134	7.37
Other borrowings	1,659	8	1.85	1,647	7	1.68
Total interest bearing liabilities	379,260	741	0.79	353,643	735	0.83
Non-interest bearing liabilities:
Demand deposits	98,752			81,036
Other liabilities	2,086			1,991
Total liabilities	480,098			436,670
Total HomeTown Bankshares Corporation stockholders’ equity	48,446			46,523
Non-controlling interest in consolidated subsidiary	441	—		586	—
Total Liabilities and Stockholders’ Equity	$528,985	741		$483,779	735
Net interest income		$4,284			$3,879
Interest rate spread			3.36			3.47
Interest expense to average earning assets			0.61			0.68
Net interest margin			3.54%			3.62%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(1)	$—	$(1)

Deposits in banks	24	1	23
Securities, taxable	36	(9)	45
Securities, nontaxable	(14)	(4)	(10)
Restricted equity securities	(2)	1	(3)
Loans held for sale	1	1	—
Loans	367	(227)	594
Total interest income	411	(237)	648

Interest expense:
Interest bearing liabilities:
Checking	14	6	8
Money market savings	3	—	3
Regular savings	4	(3)	7
Time Deposits	29	9	20
FHLB borrowings	(45)	(4)	(41)
Subordinated notes	—	(1)	1
Other borrowings	1	1	—
Total interest expense	6	8	(2)

Net interest income	$405	$(245)	$650

Noninterest income for the first quarter of 2017 was $697 thousand, and was $86 thousand more than the same period last year. Service charges on deposit account combined with ATM and interchange income were up $26 thousand for 2017 compared to 2016 due to deposit growth. Mortgage banking income was $32 thousand more than the prior year due to a higher dollar volume of mortgages processed and sold. Other income for the first three months of 2017 was $20 thousand more than the first three months of 2016 as the result of the expansion of the Company’s merchant processing line of business.

For the three months ended March 31, 2017, noninterest expense was $3.8 million, $530 thousand or 16.2% more than the $3.3 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended March 31, 2017 were $263 thousand or 15.2% more than the same three months of 2016. Six new full time equivalent employees have been added since March 31, 2016 to accommodate growth. A contractual employee was added to drive the expansion of the credit card program. Bonus accrual adjustments, higher commissions corresponding to increased originations of mortgage loans, and annual raises also contributed to the increase over the prior year. Professional fees were $132 thousand more for the first three months of 2017 compared to 2016 due to the temporary outsourcing of a portion of risk management activities. The position of Senior Risk Officer has remained vacant since the former Risk Officer was promoted from this position to replace the retiring Chief Financial Officer in August 2016. Some of the work performed in 2017 related to finishing up work from 2016 and establishing plans for 2017.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Assets totaled $534 million at March 31, 2017, an increase of $17.0 million or 3.3% since year end 2016. The continuing expansion of the net loan portfolio by $9.0 million during the three months since December 31, 2016, accounted for slightly more than half of the asset growth. Excess funds held in liquid cash and due from accounts on the last day of the first quarter 2017 were $9.8 million higher than at December 31, 2016.

The Company’s liabilities at March 31, 2017 totaled $485 million compared to $469 million at December 31, 2016, an increase of $16.2 million or 3.5%.  Total deposits rose $13.8 million during the same period to $465 million at March 31, 2017. Core deposits, which exclude brokered deposits and retail CD’s over $250 thousand, totaled $425 million at the end of the first quarter 2017 and were $12.9 million more than at year end 2016.

At March 31, 2017 and December 31, 2016, the stockholders’ equity of HomeTown Bankshares was $48.6 million and $47.8 million, respectively, an increase of $826 thousand or 1.7%. The change in stockholders’ equity in the first three months of 2017 was mainly the result of net income.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

	March 31, 2017	December 31, 2016
(Dollars in thousands)
Real Estate:
Construction and land development	$—	$—
Residential 1-4 families	577	577
Commercial real estate	330	336
Commercial loans	29	11
Equity lines	—	—
Loans to individuals	—	—
Total nonperforming loans	936	924
Other real estate owned	3,148	3,794
Total nonperforming assets, excluding performing restructured loans	4,084	4,718
Performing restructured loans	3,980	6,160
Total nonperforming assets, including restructured loans	$8,064	$10,878

Total nonperforming assets, including restructured loans, declined $2.8 million during the first three months of 2017. A restructured loan for $2.2 million that was performing at December 31, 2016 was paid off by the borrower in January 2017. A warehouse in Salem, which had been foreclosed on in April 2011 and had been subject to several write-downs, was sold in the first quarter of 2017 without any further loss and accounted for $599 thousand of the reduction in other real estate owned since year end 2016.

Troubled debt restructurings (“TDR’s”) were comprised of five loans totaling $4.2 million at March 31, 2017.  Two of the five loans totaling $4.0 million were accruing interest and were current at the end of the first quarter. The remaining three loans were to one borrower and totaled $247 thousand and were included in non-accruing loans at March 31, 2017. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2017 and December 31, 2016 are included in Note 5, and the activity in other real estate owned for the first three months of 2017 and 2016 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first three months of 2017, a provision of $70 thousand was recorded. For the first three months of 2017, recoveries of previously charged off loans exceeded charge offs by $20 thousand. Loan growth contributed to the need for a higher provision in 2017.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $17 thousand at March 31, 2017 and December 31, 2016.  Impaired loans totaled $5.1 million at March 31, 2017, and were $2.2 million less than the balance at year end 2016.  The decrease resulted from the payoff of one loan in full in January 2017.

The percentage of the allowance for loan losses to total loans was 0.87% at March 31, 2017, and December 31, 2016.  Unallocated reserves were $147 thousand at March 31, 2017 and $122 thousand at December 31, 2016. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The allowance for loan losses to nonaccrual loans was 398% at March 31, 2017 and 394% at December 31, 2016. Past due and non-accruing loans to total loans was 0.55% at March 31, 2017 compared to 0.51% at December 31, 2016.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $65.9 million at March 31, 2017, compared to $59.2 million at December 31, 2016.   Higher levels of commercial noninterest bearing deposits contributed to higher levels of liquidity at the end of the first quarter 2017. Commercial deposits remain volatile and withdrawals may result in less liquidity in the future. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings and time deposits through competitive pricing tactics. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At March 31, 2017, the Company had borrowed $9.9 million of the $28.0 million of lendable collateral value, leaving $18.1 million of unused credit immediately available. The Company also had $36.5 million of fed funds lines of credit available at March 31, 2017. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At March 31, 2017, there were no advances on the fed funds or credit lines.

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

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $2.0 million of retained earnings at March 31, 2017. No cash dividends were paid to common stockholders in the first three months of 2017.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at March 31, 2017 and December 31, 2016.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	March 31, 2017	December 31, 2016
(Dollars in thousands)
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,114	32,078
Retained Earnings	8,908	8,008
Common Equity Tier 1 Capital	55,719	54,783
Tier 1 Capital:
Tier 1 Minority Interest	2	17
Tier 1 Capital	55,721	54,800
Total Capital:
Allowance for Loan Losses (allowable portion)	3,726	3,636
Total Capital	$59,447	$58,436

The Bank’s total capital increased $1.0 million from December 31, 2016 to March 31,2017, primarily as the result of retaining the $0.9 million of the year to date March 31, 2017 net income attributable to the bank and noncontrolling interest.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank March 31, 2017	Actual		Minimum Capital Requirement including the Capital Conservation Buffer for 2017		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$59,447	12.48%	$44,064	9.250%	$47,637	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$55,719	11.70%	$27,391	5.750%	$30,964	6.50%
Tier I Capital (to Risk-Weighted Assets)	$55,721	11.70%	$34,537	7.250%	$38,110	8.00%
Tier I Capital (to Average Assets)	$55,721	10.53%	$21,159	4.00%	$26,449	5.00%

HomeTown Bank December 31, 2016	Actual		Minimum Capital Requirement including the Capital Conservation Buffer for 2016		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$58,436	12.59%	$40,045	8.625%	$46,429	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$54,783	11.80%	$23,795	5.125%	$30,179	6.50%
Tier I Capital (to Risk-Weighted Assets)	$54,800	11.80%	$30,759	6.625%	$37,143	8.00%
Tier I Capital (to Average Assets)	$54,800	10.67%	$20,537	4.00%	$25,671	5.00%

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

At March 31, 2017, outstanding commitments to extend credit including letters of credit were $116 million. There are no commitments to extend credit on impaired loans.

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

During March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017, and 2016;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 15, 2017	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 15, 2017	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer

  HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017, and 2016;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.