Form 10-Q
period 2017-06-30
HomeTown Bankshares Corp
filed 2017-08-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 11, 2017, 5,771,175 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

Dollars in Thousands, Except Share and Per Share Data	June 30, 2017	December 31, 2016

	(Unaudited)	*
Assets
Cash and due from banks	$37,618	$18,229
Federal funds sold	93	42
Securities available for sale, at fair value	48,665	52,975
Restricted equity securities, at cost	2,371	2,213
Loans held for sale	1,108	678
Loans, net of allowance for loan losses of $3,700 in 2017 and $3,636 in 2016	430,801	415,355
Property and equipment, net	13,177	13,371
Other real estate owned, net of valuation allowance of $589 in 2017 and $825 in 2016	2,768	3,794
Bank owned life insurance	7,566	7,469
Accrued income	2,451	2,289
Other assets	1,332	875
Total assets	$547,950	$517,290

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$116,538	$91,354
Interest-bearing	359,818	359,494
Total deposits	476,356	450,848
Federal Home Loan Bank borrowings	11,694	8,000
Subordinated notes	7,239	7,224
Other borrowings	1,100	1,117
Accrued interest payable	413	386
Other liabilities	1,313	1,490
Total liabilities	498,115	469,065

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,769,175 (includes 28,679 restricted shares) at June 30, 2017 and 5,760,735 (includes 31,546 restricted shares) at December 31, 2016	28,766	28,765
Surplus	17,901	17,833
Retained earnings	2,446	1,247
Accumulated other comprehensive income (loss)	252	(56)
Total HomeTown Bankshares Corporation stockholders’ equity	49,365	47,789
Noncontrolling interest in consolidated subsidiary	470	436
Total stockholders’ equity	49,835	48,225
Total liabilities and stockholders' equity	$547,950	$517,290

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the three and six months ended June 30, 2017 and 2016

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in Thousands, Except Share and Per Share Data	2017	2016	2017	2016
Interest and dividend income:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loans and fees on loans	$4,703	$4,337	$9,327	$8,593
Taxable investment securities	260	201	500	405
Nontaxable investment securities	76	101	164	202
Dividends on restricted stock	33	36	65	70
Other interest income	50	26	92	45
Total interest and dividend income	5,122	4,701	10,148	9,315
Interest expense:
Deposits	552	537	1,106	1,041
Subordinated notes	134	134	268	268
Other borrowed funds	60	70	114	167
Total interest expense	746	741	1,488	1,476
Net interest income	4,376	3,960	8,660	7,839
Provision for loan losses	465	808	535	868
Net interest income after provision for loan losses	3,911	3,152	8,125	6,971

Noninterest income:
Service charges on deposit accounts	146	164	296	318
ATM and interchange income	228	168	406	315
Mortgage banking	255	181	462	356
Gains on sales of investment securities, net	29	209	42	214
Other income	375	151	525	281
Total noninterest income	1,033	873	1,731	1,484

Noninterest expense:
Salaries and employee benefits	2,064	1,597	4,053	3,323
Occupancy and equipment expense	439	444	854	878
Data processing expense	318	210	645	442
ATM processing expense	61	58	123	112
Advertising and marketing expense	142	124	272	218
Professional fees	132	116	365	217
Bank franchise taxes	99	91	199	183
FDIC insurance expense	71	75	103	158
Losses on sales and write-downs of other real estate owned, net	380	91	380	91
Other real estate owned expense	24	25	37	47
Directors’ fees	108	102	209	209
Other expense	474	432	865	749
Total noninterest expense	4,312	3,365	8,105	6,627
Net income before income taxes	632	660	1,751	1,828
Income tax expense	176	434	518	787
Net income	456	226	1,233	1,041
Less net income attributable to non-controlling interest	22	2	34	16
Net income attributable to HomeTown Bankshares Corporation	434	224	1,199	1,025
Effective dividends on preferred stock	-	204	-	408
Net income available to common stockholders	$434	$20	$1,199	$617
Basic earnings per common share	$0.08	$0.00	$0.21	$0.17
Diluted earnings per common share	$0.08	$0.00	$0.21	$0.11
Weighted average common shares outstanding	5,768,670	3,557,763	5,766,041	3,529,605
Diluted weighted average common shares outstanding	5,789,905	5,780,122	5,787,276	5,776,832

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the three and six months ended June 30, 2017 and 2016

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$456	$226	$1,233	$1,041

Other comprehensive income:
Net unrealized holding gains on securities available for sale during the period	431	422	509	732
Deferred income tax (expense) on unrealized holding gains on securities available for sale	(146)	(143)	(173)	(249)
Reclassification adjustment for gains on sales of investment securities included in net income	(29)	(209)	(42)	(214)
Tax expense related to realized gains on securities sold	10	71	14	73
Total other comprehensive income	266	141	308	342

Comprehensive income	722	367	1,541	1,383
Less: Comprehensive income attributable to the non-controlling interest	22	2	34	16
Comprehensive income attributable to HomeTown Bankshares Corporation	$700	$365	$1,507	$1,367

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the six months ended June 30, 2017 and 2016

	For the Six Months Ended June 30,
Dollars in Thousands	2017	2016
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$1,233	$1,041
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	367	379
Provision for loan losses	535	868
Amortization of premium on securities, net	238	286
Amortization of discount on subordinated notes	15	15
Gains on sales of loans held for sale	(327)	(255)
Losses on sales and write-downs of other real estate, net	380	91
Gains on sales of investment securities, net	(42)	(214)
Increase in value of life insurance contracts	(97)	(86)
Stock compensation expense	73	75
Originations of loans held for sale	(15,383)	(10,253)
Proceeds from sales of loans held for sale	15,280	11,236
Changes in assets and liabilities:
Accrued income	(162)	(14)
Other assets	(440)	(776)
Deferred taxes, net	(175)	221
Accrued interest payable	27	39
Other liabilities	(177)	(406)
Net cash flows provided by operating activities	1,345	2,247
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(51)	375
Purchases of available for sale securities	(6,696)	(10,794)
Sales, maturities, and calls of available for sale securities	11,276	9,286
(Purchase) redemption of restricted equity securities, net	(158)	56
Net increase in loans	(15,981)	(27,500)
Proceeds from sales of other real estate	646	1,282
Purchases of property and equipment	(173)	(97)
Net cash flows used in investing activities	(11,137)	(27,392)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	25,184	6,146
Net increase in interest-bearing deposits	324	27,583
Net increase (decrease) in FHLB borrowings	3,694	(7,350)
Net increase (decrease) in other borrowings	(17)	(1,465)
Proceeds from exercise of stock options	13	–
Preferred stock dividend payment	–	(408)
Net settlement restricted stock and cash in lieu of fractional shares	(17)	(5)
Net cash flows provided by financing activities	29,181	24,501
Net increase (decrease) in cash and cash equivalents	19,389	(644)
Cash and cash equivalents, beginning	18,229	28,745
Cash and cash equivalents, ending	$37,618	$28,101
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,446	$1,437
Cash payments for income taxes	$786	$1,253
Supplemental disclosure of noncash investing activities:
Change in unrealized gains on available for sale securities	$467	$518
Transfer from loans to other real estate	$-	$473
Conversion of Preferred Stock to Common Stock	$-	$12,893

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

Basis of Presentation

The consolidated financial statements as of June 30, 2017 and for the periods ended June 30, 2017 and 2016 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the periods ended June 30, 2017 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2016, included in the Company’s Form 10-K for the year ended December 31, 2016. Interim financial performance is not necessarily indicative of performance for the full year.

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

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2017 and December 31, 2016, are as follows:

(Dollars In Thousands)	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$11,140	$136	$(31)	$11,245
Mortgage-backed securities and CMO’s	19,811	64	(131)	19,744
Corporate securities	4,500	105	–	4,605
Municipal securities	12,832	324	(85)	13,071
	$48,283	$629	$(247)	$48,665

(Dollars In Thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$12,422	$118	$(96)	$12,444
Mortgage-backed securities and CMO’s	19,979	54	(265)	19,768
Corporate securities	5,000	66	-	5,066
Municipal securities	15,659	266	(228)	15,697
	$53,060	$504	$(589)	$52,975

U. S. Government agency securities: The unrealized losses on ten of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost basis which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

Mortgage-backed securities and CMO’s: The unrealized losses on twenty-four of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

Corporate securities: The unrealized loss on one of the Company’s investments in corporate securities was caused by increases in market interest rates over the yield at the time the security was purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2017.

Municipal securities: The unrealized losses on eight of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

The following tables demonstrate the unrealized loss position of available-for-sale securities at June 30, 2017 and December 31, 2016. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	June 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$1,466	$(10)	$1,866	$(21)	$3,332	$(31)
Mortgage-backed securities and CMO’s	12,793	(112)	1,504	(19)	14,297	(131)
Corporate securities	250	-	-	-	250	-
Municipal securities	2,756	(73)	763	(12)	3,519	(85)
	$17,265	$(195)	$4,133	$(52)	$21,398	$(247)

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$3,492	$(32)	$3,491	$(64)	$6,983	$(96)
Mortgage-backed securities and CMO’s	14,232	(235)	1,474	(30)	15,706	(265)
Corporate securities	500	-	-	-	500	-
Municipal securities	6,967	(223)	262	(5)	7,229	(228)
	$25,191	$(490)	$5,227	$(99)	$30,418	$(589)

There are forty-three debt securities with fair values totaling $21.4 million considered temporarily impaired at June 30, 2017.  As of June 30, 2017, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $102 thousand and $60 thousand of losses on sales of securities in the first six months of 2017. The Company realized gains of $219 thousand and $5 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at June 30, 2017, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$246	$247
Over one through five years	2,376	2,392
Over five through ten years	14,048	14,229
Greater than 10 years	31,613	31,797
	$48,283	$48,665

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2017 and December 31, 2016 were as follows:

(Dollars In Thousands)	June 30, 2017	December 31, 2016
Construction loans:
Residential	$9,990	$10,204
Land acquisition, development & commercial	31,778	27,480
Real estate:
Residential	113,434	111,626
Commercial	180,121	172,248
Commercial, industrial & agricultural	61,404	59,702
Equity lines	30,519	29,956
Consumer	7,200	7,668
Overdrafts	55	107
Total	434,501	418,991
Less allowance for loan losses	(3,700)	(3,636)
Loans, net	$430,801	$415,355

The past due and nonaccrual status of loans as of June 30, 2017 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$9,990	$9,990	$	−
Land acquisition, development & commercial		241		−		−		241	31,537	31,778		−
Real estate:
Residential		1,183		190		577		1,950	111,484	113,434		577
Commercial		817		−		−		817	179,304	180,121		2,748
Commercial, industrial & agricultural		45		16		10		71	61,388	61,459		27
Equity lines		225		104		−		329	30,190	30,519		−
Consumer		30		-		7		37	7,163	7,200		−
Total		$2,541		$310		$594		$3,445	$431,056	$434,501		$3,352

The past-due and nonaccrual status of loans as of December 31, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past-Due		Total Past- Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$10,204	$10,204	$	−
Land acquisition, development & commercial		−		−		−		−	27,480	27,480		−
Real Estate:
Residential		672		193		577		1,442	110,184	111,626		577
Commercial		115		−		−		115	172,133	172,248		336
Commercial, industrial & agricultural		60		33		−		93	59,716	59,809		11
Equity lines		258		−		−		258	29,698	29,956		−
Consumer		8		6		4		18	7,650	7,668		−
Total		$1,113		$232		$581		$1,926	$417,065	$418,991		$924

There were two credit card accounts, totaling $17 thousand, which were past due ninety days or more as of June 30, 2017. There were two loans, totaling $4 thousand, which were past due ninety days or more and still accruing interest at December 31, 2016.

Impaired loans, which include TDR’s of $4.2 million, and the related allowance at June 30, 2017, were as follows:

June 30, 2017 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		767		767		−		768		11
Commercial		6,593		6,769		−		7,053		80
Commercial, industrial & agricultural		27		27		−		28		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$7,387		$7,563	$	−		$7,849		$91

June 30, 2017 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		108		108		17		112		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$108		$108		$17		$112	$	−

Impaired loans, which include TDRs of $6.4 million, and the related allowance at December 31, 2016, were as follows:

December 31, 2016 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		770		770	–		629		(11)
Commercial		6,380		6,556	–		6,521		255
Commercial, industrial & agricultural		11		11	–		11		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,161		$7,337	$–		$7,161		$244

December 31, 2016 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		115		115		17		122		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$115		$115		$17		$122	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of five loans totaling $4.2 million at June 30, 2017.  This compares with $6.4 million in total restructured loans at December 31, 2016. Two of the five loans totaling $4.0 million were accruing at June 30, 2017. The other three loans totaling $241 thousand were on nonaccrual status at the end of the second quarter of 2017.  Two TDRs totaling $549 thousand were past due with their restructured terms at June 30, 2017.

The following table presents by class of loan, information related to the loan modified in a TDR during 2017:

(Dollars in Thousands)	Loans modified as TDR's For the six months ended June 30, 2017
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:
Residential	—	—	—
Commercial	1	218	218
Commercial, industrial, agricultural	—	11	29
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$229	$247

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

Note 4. Allowance for Loan Losses

The following table presents, as of June 30, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

June 30, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$(2)	$61	$	−	$61	$9,990	$	−	$9,990
Land acquisition, development & commercial	173		−		−	31	204		−	204	31,778		−	31,778
Real estate:			−
Residential	866		−		−	(51)	815		−	815	113,434		767	112,667
Commercial	1,516		(430)		38	615	1,739		17	1,722	180,121		6,701	173,420
Commercial, industrial & agricultural	461		(57)		−	69	473		−	473	61,459		27	61,432
Equity lines	338		−		−	(57)	281		−	281	30,519		−	30,519
Consumer	97		(39)		17	22	97		−	97	7,200		−	7,200
Unallocated	122		−		−	(92)	30		−	30	−		−	−
Total	$3,636		$(526)		$55	$535	$3,700		$17	$3,683	$434,501		$7,495	$427,006

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2016	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$(20)	$63	$	−	$63	$10,204	$	−	$10,204
Land acquisition, development & commercial	187		(2)		−	(12)	173		−	173	27,480		−	27,480
Real estate:
Residential	1,047		(4)		45	(222)	866		−	866	111,626		770	110,856
Commercial	1,001		(606)		−	1,121	1,516		17	1,499	172,248		6,495	165,753
Commercial, industrial & agricultural	531		(34)		−	(36)	461		−	461	59,809		11	59,798
Equity lines	277		(99)		10	150	338		−	338	29,956		−	29,956
Consumer	85		(103)		49	66	97		−	97	7,668		−	7,668
Unallocated	87		−		−	35	122		−	122	−		−	−
Total	$3,298		$(848)		$104	$1,082	$3,636		$17	$3,619	$418,991		$7,276	$411,715

Loans by credit quality indicators as of June 30, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$9,990	$	−	$	−	$	−	$9,990
Land acquisition, development & commercial	31,778		−		−		−	31,778
Real estate loans:
Residential	112,667		−		190		577	113,434
Commercial	176,840		−		533		2,748	180,121
Commercial, industrial, agricultural	60,806		83		543		27	61,459
Equity lines	30,519		−		−		−	30,519
Consumer	7,200		−		−		−	7,200
Total Loans	$429,800		$83		$1,266		$3,352	$434,501

Loans by credit quality indicators as of December 31, 2016 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,204	$	−	$	−	$	−	$10,204
Land acquisition, development & commercial	27,480		−		−		−	27,480
Real estate loans:
Residential	110,856		−		193		577	111,626
Commercial	171,369		−		543		336	172,248
Commercial, industrial, agricultural	59,120		78		600		11	59,809
Equity lines	29,956		−		−		−	29,956
Consumer	7,668		−		−		−	7,668
Total Loans	$416,653		$78		$1,336		$924	$418,991

At June 30, 2017 and December 31, 2016, the Company had no loans classified as Doubtful or Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for the six months ended June 30, 2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	—	—	—
Write downs	—	(380)	(380)
Sales	(1,262)	616	(646)
Balance at quarter end	$3,357	$(589)	$2,768

Changes in foreclosed properties for the six months ended June 30, 2016 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	473	—	473
Write downs	—	—	—
Sales	(1,373)	—	(1,373)
Balance at quarter end	$4,757	$(420)	$4,337

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2017 and December 31, 2016 were as follows:

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Residential lots	$2,187	$2,234
Residential development	43	423
Commercial lots	90	90
Commercial buildings	448	1,047
Total Other Real Estate Owned	$2,768	$3,794

There were no residential real estate loans in the process of foreclosure at June 30, 2017 or December 31, 2016.

Other real estate owned related expenses in the consolidated statements of income for the three and six months ended June 30, 2017 and June 30, 2016 include:

(Dollars In Thousands)	Three months Ended June 30, 2017	Three months Ended June 30, 2016	Six months Ended June 30, 2017	Six months Ended June 30, 2016
Net loss on sales	$—	$91	$—	$91
Provision for unrealized losses	380	—	380	—
Operating expenses	24	25	37	47
Total Other Real Estate Owned	$404	$116	$417	$138

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $73 thousand and $75 thousand for the years to date June 30, 2017 and 2016, respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2017 or 2016. Compensation expense is charged to income ratably over the vesting period and was $36 thousand and $40 thousand for the year to date June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, there was $176 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 2.50 years.  At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016.

A summary of option activity under the 2005 stock option plan year to date June 30, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Contractual Term (years)
Balance at December 31, 2016	201,000	$7.80
Granted	–	–
Exercised	(2,000)	6.90
Expired	–	–
Forfeited	–	–
Balance at June 30, 2017	199,000	$7.81	$605,017	6.00
Exercisable at June 30, 2017	107,200	$8.59	$251,577	4.73

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2017.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five year period and compensation expense is charged to income ratably over the vesting period and was $37 thousand and $35 thousand for the years to date June 30, 2017 and 2016, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 8,258 and 11,149* shares of restricted stock under the plan during the years to date June 30, 2017 and June 30, 2016, respectively. The weighted-average grant date fair value of restricted stock granted in 2017 was $9.87 compared to $9.09* in 2016.

As of June 30, 2017, there was $209 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2022. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Shares	Weighted- Average Grant Date Fair Value	Shares		Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	31,546	$7.03	39,352	*	$6.00	*
Granted	8,258	9.87	11,149	*	9.09	*
Vested	(11,125)	6.03	(11,371)	*	5.44	*
Forfeited	-	-	(6,788)	*	6.99	*
Nonvested at the end of the period	28,679	$8.23	32,342	*	$7.06	*

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

(Dollars in Thousands)		Carrying value at June 30, 2017
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$11,245	$–	$11,245	$–
Mortgage-backed securities and CMO’s	19,744	–	19,744	–
Corporate securities	4,605	–	4,605	–
Municipal securities	13,071	–	13,071	–

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$12,444	$–	$12,444	$–
Mortgage-backed securities and CMO’s	19,768	–	19,768	–
Corporate securities	5,066	–	5,066	–
Municipal securities	15,697	–	15,697	–

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.

(Dollars in Thousands)		Carrying value at June 30, 2017
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$91	$–	$–	$91
Loans held for sale	1,108	–	1,108	–
Other real estate owned	2,768	–	–	2,768

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$98	$–	$–	$98
Loans held for sale	678	–	678	–
Other real estate owned	3,794	–	–	3,794

At June 30, 2017 and December 31, 2016, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for June 30, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$91	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,513	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	12%	(10%)

	$1,255	Internal evaluations	Internal evaluations	3%	-	90%	(19%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2016:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$98	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,560	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	12%	(10%)

	$2,234	Internal evaluations	Internal evaluations	4%	-	54%	(24%)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the consolidated balance sheet for cash on hand and amounts due from correspondent banks approximate their fair values.

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At June 30, 2017 and December 31, 2016, management believes the carrying value of federal funds sold approximates estimated market value.

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

Subordinated notes: The fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At June 30, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at June 30, 2017:

(Dollars in Thousands)		Fair value at June 30, 2017
Description	Carrying value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$37,618	$37,618	$–	$–	$37,618
Federal funds sold	93	93	–	–	93
Securities available for sale	48,665	–	48,665	–	48,665
Restricted equity securities	2,371	–	2,371	–	2,371
Loans held for sale	1,108	–	1,108	–	1,108
Loans, net	430,801	–	–	431,796	431,796
Bank owned life insurance	7,566	–	7,566	–	7,566
Accrued income	2,451	–	2,451	–	2,451
Financial liabilities
Total deposits	476,356	–	476,637	–	476,637
FHLB borrowings	11,694	–	11,691	–	11,691
Subordinated notes	7,239	–	8,024	–	8,024
Other borrowings	1,100	–	1,100	–	1,100
Accrued interest payable	413	–	413	–	413

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2016:

(Dollars in Thousands)		Fair value at December 31, 2016
Description	Carrying value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$18,229	$17,479	$760	$–	$18,239
Federal funds sold	42	42	–	–	42
Securities available for sale	52,975	–	52,975	–	52,975
Restricted equity securities	2,213	–	2,213	–	2,213
Loans held for sale	678	–	678	–	678
Loans, net	415,355	–	–	415,039	415,039
Bank owned life insurance	7,469	–	7,469	–	7,469
Accrued income	2,289	–	2,289	–	2,289
Financial liabilities
Total deposits	450,848	–	451,385	–	451,385
FHLB borrowings	8,000	–	8,031	–	8,031
Subordinated notes	7,224	–	8,012	–	8,012
Other borrowings	1,117	–	1,117	–	1,117
Accrued interest payable	386	–	386	–	386

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and six months ended June 30, 2017 and 2016 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2017	2016
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$29	$209	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	10	71	Income tax expense
	$19	$138	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2017	2016
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$42	$214	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	14	73	Income tax expense
	$28	$141	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. All of the remaining Series C Preferred Stock was converted to common stock on June 29, 2016.

	For the Three Months Ended June 30,
	2017			2016
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,768,670	$434	$0.08	3,557,763	$20	$0.00
Series C Preferred Stock Dividends		−			−
Effect of dilutive securities:
Convertible preferred stock	−	−	−	2,213,303	−	−
Dilutive stock options	21,235	−	−	9,056	−	−
Earnings per common share, diluted	5,789,905	$434	$0.08	5,780,122	$20	$0.00

	For the Six Months Ended June 30,
	2017			2016
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,766,041	$1,199	$0.21	3,529,605	$617	$0.17
Series C Preferred Stock Dividends		−			−
Effect of dilutive securities:
Convertible preferred stock	−	−		2,238,171	−	(0.08)
Dilutive stock options	21,235	−		9,056	−	−
Earnings per common share, diluted	5,787,276	$1,199	$0.21	5,776,832	$617	$0.11

At June 30, 2017 and 2016, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 33,000 and 49,500, respectively. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

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

The Private Banking Group offers personalized banking solutions to work with customers to clarify financial goals and bring together professionals to satisfy their investment, credit, and other financial needs.

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

Discussion of Operations

Executive Summary

HomeTown Bankshares Corporation reached $548 million in assets with strong growth in both loans and core deposits.  The Company reported net income of $434 for the second quarter ended June 30, 2017 compared to $765 thousand for the previous quarter and $224 thousand for the comparative period in 2016.  Net Income for the first six months of 2017 was $1.2 million compared to $1.0 million for the first six months of 2016.  Earnings per share on a fully diluted basis were $0.08 for the second quarter of 2017 and $0.21 per share for the six months ended June 30, 2017 compared to $0.00 and $0.11 per share, respectively, for the same periods in 2016.

Profitability was higher in the second quarter of 2017 and the first six months of 2017 compared to 2016.  The increased profitability in 2017 was due to double digit growth in net interest income and non-interest income as well as a reduction in the provision for loan losses.  Non-interest expenses were higher, mostly due to continued reduction in the OREO portfolio.  A reduction in income tax expense also contributed to the higher profitability compared to 2016.

Three Months Ended June 30, 2017

Net income attributable to HomeTown Bankshares was $434 thousand for the second quarter of 2017, varying unfavorably from the previous quarter by $331 thousand, but $210 thousand more than the same quarter in 2016. Higher provision and noninterest expenses contributed to the decline from the previous quarter while less provision expense and tax expense contributed to the increase from the same quarter in 2016. Additionally, Net interest income and noninterest income for the second quarter of 2017 varied favorably from the previous quarter and the same quarter last year. Net interest income for the three months ended June 30, 2017 was $92 thousand greater than the first quarter of 2017 and $416 thousand more than the second quarter of 2016. Noninterest income rose $336 thousand over the prior quarter and $160 thousand over the same quarter in 2016. Higher net interest income and noninterest income was offset by increased noninterest expense from sale of a foreclosed property, higher professional fees, higher mortgage commissions and incentive accruals, data processing costs and software expenses due to increased customer base and core upgrade.

Net interest income for the three months ended June 30, 2017 totaled $4.4 million, and was $416 thousand or 10.5% greater than the same quarter in the prior year. The expansion of the loan portfolio and higher yielding investment securities provided $421 thousand in additional interest income. Average loans for the quarter were $432 million, $46 million or 11.9% more than the second quarter of 2016. Excess funds from increased liquidity were placed in interest bearing bank accounts until needed to fund further loan growth. Average interest-bearing deposits with banks were $7.9 million greater for the second quarter of 2017 than for the same quarter in 2016.

Deposits funded the expansion of the loan portfolio with total average interest bearing and noninterest-bearing deposits for the second quarter of 2017 of $463 million, an increase of $38.7 million over the average for the same quarter in 2016. Average FHLB borrowings for the three months ended June 30, 2017 was $12.9 million compared to $17.0 for the three months ended June 30, 2016.

The net interest margin was 3.48%, 3.54%, and 3.55% for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016, respectively. Deposits were the major source of funding with rates generally increasing while loans have been slower to reprice. Continued downward pressure on rates stemming from competition in the market place also contributed to lower loan yields. Management decreased the average level of Federal Home Loan Bank borrowings by $4.2 million. Federal Home Loan Bank borrowings are generally more expensive than interest bearing deposits, and reducing reliance on them as a funding source favorably impacted the funding mix.

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$50	$—	0.83%	$1,479	$2	0.39%
Deposits in banks	18,801	50	1.06	10,950	24	0.89
Securities, taxable	37,751	260	2.76	38,665	201	2.08
Securities, nontaxable (1)	11,656	76	3.97	15,066	101	4.06
Restricted equity securities	2,417	33	5.51	2,559	36	5.60
Loans held for sale	745	8	4.13	466	4	3.74
Loans (1)	431,578	4,695	4.31	385,531	4,333	4.52
Total earnings assets	502,998	5,122	4.07	454,716	4,701	4.21
Less: Allowance for loan losses	(3,779)			(3,404)
Total non-earning assets	37,371			47,568
Total Assets	$536,590			$498,880

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$91,805	$40	0.17%	$77,437	$27	0.14%
Money market savings	72,060	44	0.25	73,118	44	0.24
Regular savings	49,895	43	0.35	41,112	38	0.37
Time Deposits	138,438	425	1.22	146,506	428	1.17
FHLB borrowings	12,850	52	1.61	17,048	65	1.51
Subordinated notes	7,234	134	7.41	7,204	134	7.44
Other borrowings	1,267	8	2.54	1,112	5	1.83
Total interest-bearing liabilities	374,549	746	0.80	363,537	741	0.82
Noninterest-bearing liabilities:
Demand deposits	110,364			85,645
Other liabilities	3,233			2,034
Total liabilities	488,146			451,216
Total HomeTown Bankshares Corporation stockholders’ equity	47,999			47,280
Non-controlling interest in consolidated subsidiary	445	—		384	—
Total Liabilities and Stockholders’ Equity	$536,590	746		$498,880	741
Net interest income		$4,376			$3,960
Interest rate spread			3.27			3.39
Interest expense to average earning assets			0.59			0.66
Net interest margin			3.48%			3.55%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(2)	$1	$(3)
Deposits in banks	26	5	21
Securities, taxable	59	35	24
Securities, nontaxable	(25)	(2)	(23)
Restricted equity securities	(3)	(1)	(2)
Loans held for sale	4	1	3
Loans	362	(132)	494
Total interest income	421	(93)	514

Interest expense:
Interest bearing liabilities:
Checking	13	7	6
Money market savings	—	—	—
Regular savings	5	(2)	7
Time Deposits	(3)	15	(18)
FHLB borrowings	(13)	4	(17)
Subordinated notes	—	—	—
Other borrowings	3	(2)	5
Total interest expense	5	22	(17)

Net interest income	$416	$(115)	$531

A provision for loan losses of $465 thousand was recorded for the three months ended June 30, 2017 compared to $70 thousand in the prior quarter and $808 thousand for the three months ended June 30, 2016. See discussion under Allowance for Loan Losses for additional information.

Noninterest income for the second quarter of 2017 was $1.0 million, and was $160 thousand more than the same period last year. ATM and interchange income were up $60 thousand for 2017 compared to 2016 due to growth in customer base and fully implementing the in-house credit card program during the 4th quarter of 2016. Mortgage banking income was $74 thousand more than the prior year due to a higher volume of mortgages processed and sold. The second quarter of 2017 included $29 thousand in gains realized from the sales of investment securities compared to $209 in the second quarter of 2016. Volatility created by the Brexit referendum led to a surge in trading activity creating opportunities to realize gains in the bond markets during 2016. Proceeds were reinvested in higher yielding corporate bonds which contributed to the increased interest income. Other income was $224 thousand higher for the quarter ended June 30, 2017 compared to the same quarter last year. Favorable variances from the continued growth of merchant processing income and investment brokerage commission fees contributed to the increase as well as a one-time bankruptcy settlement of $172 thousand.

For the three months ended June 30, 2017, noninterest expense was $4.3 million, $947 thousand or 28% more than the $3.4 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended June 30, 2017 were $467 thousand or 28% more than the same three months of 2016. For the quarter to quarter comparison, the amount of Accounting Standards Codification (ASC) 310-20 origination costs that were deferred was greater in 2016 than 2017 due to a higher volume of new loans and renewals; thus increasing 2017 salaries. Another factor contributing to higher salaries and employee benefits expense was the partial reversal of incentive bonus accruals in the second quarter of 2016 that has fully accrued through June 30, 2017. Also contributing to the increased expenses was a $380 thousand write-down of an OREO property in anticipation of 3rd quarter 2017 sale. Higher professional fees, mortgage commissions, software expenses and data processing costs due to an increased customer base and core upgrade were also up from the same quarter in 2016.

Six months Ended June 30, 2017

Net income attributable to HomeTown Bankshares for the year through June 30, 2017 was $1.2 million, $174 thousand more than the earnings for the same period in 2016. Net interest income and noninterest income varied favorably from the prior year, but were negated by higher noninterest expense.

Net interest income was up $821 thousand or 10.5% to $8.7 million for the first half of 2017 over the first half of 2016. Higher loan volume helped to offset lower interest rates on loans and increased interest expense on deposits. A year-over year decline of 10 basis points in the net interest margin was realized from 3.49% for the first half of 2017 compared to 3.59% for the first half of 2016.

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$48	$—	0.73%	$1,481	$3	0.38%
Deposits in banks	18,580	92	1.00	9,656	42	0.88
Securities, taxable	38,319	500	2.61	38,067	405	2.13
Securities, nontaxable (1)	12,526	164	3.96	14,947	202	4.09
Restricted equity securities	2,373	65	5.50	2,579	70	5.45
Loans held for sale	611	12	4.08	420	8	3.84
Loans (1)	426,975	9,315	4.35	378,210	8,585	4.57
Total earnings assets	499,432	10,148	4.09	445,360	9,315	4.25
Less: Allowance for loan losses	(3,731)			(3,348)
Total non-earning assets	37,108			49,317
Total Assets	$532,809			$491,329

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$92,844	$79	0.17%	$75,778	$53	0.14%
Money market savings	71,673	87	0.24	70,512	84	0.24
Regular savings	48,466	84	0.35	40,347	74	0.37
Time Deposits	143,016	856	1.21	143,849	830	1.16
FHLB borrowings	12,200	97	1.59	19,524	155	1.57
Subordinated notes	7,230	268	7.41	7,200	268	7.45
Other borrowings	1,462	17	2.16	1,380	12	1.76
Total interest-bearing liabilities	376,891	1,488	0.80	358,590	1,476	0.82
Noninterest-bearing liabilities:
Demand deposits	104,590			83,341
Other liabilities	1,953			2,011
Total liabilities	483,434			443,942
Total HomeTown Bankshares Corporation stockholders’ equity	48,932			47,004
Non-controlling interest in consolidated subsidiary	443	—		383	—
Total Liabilities and Stockholders’ Equity	$532,809	1,488		$491,329	1,476
Net interest income		$8,660			$7,839
Interest rate spread			3.29			3.43
Interest expense to average earning assets			0.60			0.66
Net interest margin			3.49%			3.59%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(3)	$2	$(5)
Deposits in banks	50	6	44
Securities, taxable	95	25	70
Securities, nontaxable	(38)	(6)	(32)
Restricted equity securities	(5)	—	(5)
Loans held for sale	4	—	4
Loans	730	(312)	1,042
Total interest income	833	(285)	1,118

Interest expense:
Interest bearing liabilities:
Checking	26	12	14
Money market savings	3	2	1
Regular savings	10	(4)	14
Time Deposits	26	25	1
FHLB borrowings	(58)	1	(59)
Subordinated notes	—	(1)	1
Other borrowings	5	—	5
Total interest expense	12	35	(23)

Net interest income	$821	$(320)	$1,141

The year to date provision for loan losses totaled $535 thousand for the six months ended June 30, 2017 compared to $868 thousand for the same period in 2016. See discussion under Allowance for Loan Losses for additional information.

For the year to date through June 30, 2017, noninterest income totaled $1.7 million, an increase of $247 thousand or 16.6% over the same period last year. Gains on the sales of securities were down $172 thousand while ATM and interchange income were up $91 thousand for the first half of 2017 compared to 2016 due to deposit growth and increased customer base. Other income was $244 thousand higher for the six months ended June 30, 2017 compared to the same period last year. Favorable variances from the continued growth of merchant processing income, investment brokerage commission fees, and a one-time bankruptcy settlement of $172 thousand contributed to the increase.

For the six months ended June 30, 2017, noninterest expense was $8.1 million, $1.4 million or 22% more than the $6.6 million recorded in the first half of last year. Salaries and employee benefits for the first half of 2017 were $730 thousand or 22% more than the same period last year. The numbers of full time equivalent employees were 106 and 99 at June 30, 2017 and June 30, 2016, respectively. The increase was due to several factors including the implementation of an in-house credit card program and additional operations personnel to support the continued loan and deposit growth. Other factors included unfilled open positions in the prior year, and new positions to accommodate growth, as well as annual merit raises. Also contributing to the increase was the deferral of less loan origination costs, in accordance with ASC 310-20. As discussed in the quarter to quarter comparison, a write-down on other real estate owned also contributed to higher noninterest expense. Bank Franchise Taxes were also up in correlation with increased equity and a reduction in real estate taxes on foreclosed properties.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Assets totaled $548 million at June 30, 2017, an increase of $30.7 million or 5.9% since year end 2016. The continuing expansion of the net loan portfolio by $15.4 million during the six months since December 31, 2016, accounted for slightly more than half of the asset growth. Excess funds held in liquid cash and due from accounts on the last day of the second quarter 2017 were $19.4 million higher than at December 31, 2016.

The Company’s liabilities at June 30, 2017 totaled $498 million compared to $469 million at December 31, 2016, an increase of $29.1 million or 6.2%.  Total deposits rose $25.5 million during the same period to $476 million at June 30, 2017. Core deposits, which exclude brokered deposits and retail CD’s over $250 thousand, totaled $433 million at the end of the first quarter 2017 and were $12.9 million more than at year end 2016.

At June 30, 2017 and December 31, 2016, the stockholders’ equity of HomeTown Bankshares was $49.4 million and $47.8 million, respectively, an increase of $1.6 million or 3.3%. The change in stockholders’ equity in the first six months of 2017 was primarily the result of net income.

 Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

	June 30, 2017	December 31, 2016
(Dollars in thousands)
Real Estate:
Construction and land development	$—	$—
Residential 1-4 families	577	577
Commercial real estate	2,748	336
Commercial loans	27	11
Equity lines	—	—
Loans to individuals	—	—
Total nonperforming loans	3,352	924
Other real estate owned	2,768	3,794
Total nonperforming assets, excluding performing restructured loans	6,120	4,718
Performing restructured loans	3,953	6,160
Total nonperforming assets, including restructured loans	$10,073	$10,878

Total nonperforming assets, including restructured loans, declined $.8 million during the first six months of 2017. A commercial real estate loan in the net amount of $2.4 million, after a $430 thousand charge-off, was placed on nonaccrual status in the second quarter of 2017. A restructured loan for $2.2 million that was performing at December 31, 2016 was paid off by the borrower in January 2017. A warehouse in Salem, which had been foreclosed on in April 2011 and had been subject to several write-downs, was sold in the first quarter of 2017 without any further loss and accounted for $599 thousand of the reduction in other real estate owned since year end 2016. In addition, an additional write-down was recorded in the amount of $380 thousand during the second quarter of 2017 on one of our residential development properties.

Troubled debt restructurings (“TDR’s”) were comprised of five loans totaling $4.2 million at June 30, 2017.  This compares to $6.4 million in total restructured loans at December 31, 2016. Two of the five loans totaling $4.0 million were accruing interest at June 30, 2017. The remaining three loans were to one borrower and totaled $241 thousand and were included in non-accruing loans at June 30, 2017. Two TDRs totaling $549 thousand were past due with their restructured terms at June 30, 2017. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2017 and December 31, 2016 are included in Note 5, and the activity in other real estate owned for the first six months of 2017 and 2016 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first six months of 2017, a provision of $535 thousand was recorded. Total net charge offs for the year through June 30, 2017 were $471 thousand. The increase in net charge offs was the main reason for additional provision for loan losses in the second quarter of 2017. Loan growth also contributed to the need for a provision in 2017.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment totaled $17 thousand at June 30, 2017 and December 31, 2016.  Impaired loans totaled $7.5 million at June 30, 2017, and were $226 thousand less than the balance at year end 2016.  The decrease resulted from principal paydowns and the payoff of one loan in full in January 2017 of $2.1 million while offset by the addition of a $2.4 million loan in June 2017.

The percentage of the allowance for loan losses to total loans was 0.85% at June 30, 2017, and 0.87% at December 31, 2016.  Unallocated reserves were $27 thousand at June 30, 2017 and $122 thousand at December 31, 2016. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The allowance for loan losses to nonaccrual loans was 110% at June 30, 2017 and 394% at December 31, 2016. Past due and non-accruing loans to total loans was 1.42% at June 30, 2017 compared to 0.51% at December 31, 2016. Past due and non-accruing loans are $2.4 million higher due to one loan that was added to non-accrual status in June 2017 and is anticipated to be paid off during the 3rd quarter of 2017.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $73.7 million at June 30, 2017, compared to $59.2 million at December 31, 2016.   Higher levels of commercial noninterest bearing deposits contributed to higher levels of liquidity at the end of the second quarter 2017. Commercial deposits remain volatile and withdrawals may result in less liquidity in the future. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings and time deposits through competitive pricing tactics. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At June 30, 2017, the Company had borrowed $11.7 million of the $25.5 million of lendable collateral value, leaving $13.8 million of unused credit immediately available. The Company also had $36.5 million of fed funds lines of credit available at June 30, 2017. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one-month LIBOR plus 11 basis points but not less than 20 basis points. At June 30, 2017, there were no advances on the fed funds or credit lines.

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

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $2.4 million of retained earnings at June 30, 2017. No cash dividends were paid to common stockholders in the first six months of 2017.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at June 30, 2017 and December 31, 2016.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	June 30, 2017	December 31, 2016
(Dollars in thousands)
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,150	32,078
Retained Earnings	9,286	8,008
Common Equity Tier 1 Capital	56,133	54,783
Tier 1 Capital:
Tier 1 Minority Interest	25	17
Tier 1 Capital	56,158	54,800
Total Capital:
Allowance for Loan Losses (allowable portion)	3,700	3,636
Total Capital	$59,858	$58,436

The Bank’s total capital increased $1.4 million from December 31, 2016 to June 30, 2017, primarily as the result of the retained $1.3 million ($1.5 million gross minus a $.2 million dividend to the parent company) year to date June 30, 2017 net income attributable to the bank and noncontrolling interest.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank June 30, 2017	Actual		Minimum Capital Requirement including the Capital Conservation Buffer for 2017		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$59,858	12.17%	$45,503	9.250%	$49,193	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$56,133	11.41%	$28,286	5.750%	$31,975	6.50%
Tier I Capital (to Risk-Weighted Assets)	$56,158	11.42%	$35,665	7.250%	$39,354	8.00%
Tier I Capital (to Average Assets)	$56,158	10.47%	$21,463	4.00%	$26,828	5.00%

HomeTown Bank December 31, 2016	Actual		Minimum Capital Requirement including the Capital Conservation Buffer for 2016		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$58,436	12.59%	$40,045	8.625%	$46,429	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$54,783	11.80%	$23,795	5.125%	$30,179	6.50%
Tier I Capital (to Risk-Weighted Assets)	$54,800	11.80%	$30,759	6.625%	$37,143	8.00%
Tier I Capital (to Average Assets)	$54,800	10.67%	$20,537	4.00%	$25,671	5.00%

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk.

At June 30, 2017, outstanding commitments to extend credit including letters of credit were $134 million. There are no commitments to extend credit on impaired loans.

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

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

During May 2017, the FASB issued ASU 2017‐09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017‐09 will have on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, and 2016;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 14, 2017	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 14, 2017	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer

  HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, and 2016;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.