Form 10-Q
period 2017-09-30
HomeTown Bankshares Corp
filed 2017-11-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 13, 2017, 5,776,175 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

Dollars in Thousands, Except Share and Per Share Data	September 30, 2017	December 31, 2016
	(Unaudited)	*
Assets
Cash and due from banks	$34,755	$18,229
Federal funds sold	132	42
Securities available for sale, at fair value	53,594	52,975
Restricted equity securities, at cost	2,371	2,213
Loans held for sale	1,013	678
Loans, net of allowance for loan losses of $3,706 in 2017 and $3,636 in 2016	431,104	415,355
Property and equipment, net	13,098	13,371
Other real estate owned, net of valuation allowance of $589 in 2017 and $825 in 2016	3,562	3,794
Bank owned life insurance	8,115	7,469
Accrued income	2,619	2,289
Other assets	1,084	875
Total assets	$551,447	$517,290

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$110,249	$91,354
Interest-bearing	368,695	359,494
Total deposits	478,944	450,848
Federal Home Loan Bank borrowings	11,361	8,000
Subordinated notes	7,247	7,224
Other borrowings	992	1,117
Accrued interest payable	508	386
Other liabilities	1,717	1,490
Total liabilities	500,769	469,065

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,771,175 (includes 28,679 restricted shares) at September 30, 2017 and 5,760,735 (includes 31,546 restricted shares) at December 31, 2016	28,776	28,765
Surplus	17,942	17,833
Retained earnings	3,363	1,247
Accumulated other comprehensive income (loss)	107	(56)
Total HomeTown Bankshares Corporation stockholders’ equity	50,188	47,789
Noncontrolling interest in consolidated subsidiary	490	436
Total stockholders’ equity	50,678	48,225
Total liabilities and stockholders' equity	$551,447	$517,290

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation
Consolidated Statements of Income
For the three and nine months ended September 30, 2017 and 2016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in Thousands, Except Share and Per Share Data	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans and fees on loans	$4,797	$4,523	$14,123	$13,116
Taxable investment securities	244	209	744	614
Nontaxable investment securities	75	93	239	295
Dividends on restricted stock	33	31	98	101
Other interest income	68	34	160	79
Total interest and dividend income	5,217	4,890	15,364	14,205
Interest expense:
Deposits	588	588	1,694	1,629
Subordinated notes	134	134	402	402
Other borrowed funds	58	54	171	221
Total interest expense	780	776	2,267	2,252
Net interest income	4,437	4,114	13,097	11,953
Provision for loan losses	40	111	575	979
Net interest income after provision for loan losses	4,397	4,003	12,522	10,974

Noninterest income:
Service charges on deposit accounts	120	178	415	496
ATM and interchange income	206	176	612	491
Mortgage banking	263	251	725	607
Gains on sales of investment securities, net	18	43	60	257
Other income	150	187	675	468
Total noninterest income	757	835	2,487	2,319

Noninterest expense:
Salaries and employee benefits	2,099	1,772	6,153	5,095
Occupancy and equipment expense	391	439	1,245	1,317
Data processing expense	309	237	954	679
ATM processing expense	57	60	180	172
Advertising and marketing expense	112	127	383	345
Professional fees	89	135	454	352
Bank franchise taxes	100	92	299	275
FDIC insurance expense	78	89	181	247
Losses on sales and write-downs of other real estate owned, net	-	-	380	91
Other real estate owned expense	28	25	66	72
Directors’ fees	97	98	306	307
Other expense	444	412	1,308	1,161
Total noninterest expense	3,804	3,486	11,909	10,113
Net income before income taxes	1,350	1,352	3,100	3,180
Income tax expense	413	416	930	1,203
Net income	937	936	2,170	1,977
Less net income attributable to non-controlling interest	20	33	54	49
Net income attributable to HomeTown Bankshares Corporation	917	903	2,116	1,928
Effective dividends on preferred stock	-	-	-	408
Net income available to common stockholders	$917	$903	$2,116	$1,520
Basic earnings per common share	$0.16	$0.16	$0.37	$0.36
Diluted earnings per common share	$0.16	$0.16	$0.37	$0.26
Weighted average common shares outstanding	5,770,175	5,763,944	5,767,602	4,279,821
Diluted weighted average common shares outstanding	5,794,777	5,774,086	5,792,204	5,776,632

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2017 and 2016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$937	$936	$2,170	$1,977

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(201)	(149)	307	583
Deferred income tax benefit (expense) on unrealized holding gains (losses) on securities available for sale	68	50	(104)	(198)
Reclassification adjustment for gains on sales of investment securities included in net income	(18)	(43)	(60)	(257)
Tax expense related to realized gains on securities sold	6	15	20	87
Total other comprehensive income (loss)	(145)	(127)	163	215

Comprehensive income	792	809	2,333	2,192
Less: Comprehensive income attributable to the non-controlling interest	20	33	54	49
Comprehensive income attributable to HomeTown Bankshares Corporation	$772	$776	$2,279	$2,143

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017 and 2016

	For the Nine Months Ended September 30,
Dollars in Thousands	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,170	$1,977
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	545	568
Provision for loan losses	575	979
Amortization of premium on securities, net	351	448
Amortization of discount on subordinated notes	23	23
Gains on sales of loans held for sale	(516)	(435)
Losses on sales and write-downs of other real estate, net	380	91
Gains on sales of investment securities, net	(60)	(257)
Increase in value of life insurance contracts	(146)	(133)
Stock compensation expense	109	111
Originations of loans held for sale	(24,759)	(17,443)
Proceeds from sales of loans held for sale	24,940	19,227
Changes in assets and liabilities:
Accrued income	(330)	(19)
Other assets	(222)	(199)
Deferred taxes, net	(71)	163
Accrued interest payable	122	226
Other liabilities	227	(300)
Net cash flows provided by operating activities	3,338	5,027
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(90)	296
Purchases of available for sale securities	(18,099)	(14,087)
Sales, maturities, and calls of available for sale securities	17,436	12,682
(Purchase) redemption of restricted equity securities, net	(158)	322
Net increase in loans	(17,074)	(37,771)
Purchase of other real estate at foreclosure	(274)	-
Proceeds from sales of other real estate	876	1,353
Purchases of bank owned life insurance	(500)	(1,000)
Purchases of property and equipment	(272)	(103)
Net cash flows used in investing activities	(18,155)	(38,308)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	18,895	11,448
Net increase in interest-bearing deposits	9,201	29,000
Net increase (decrease) in FHLB borrowings	3,361	(13,000)
Net increase (decrease) in other borrowings	(125)	(1,235)
Proceeds from exercise of stock options	28	–
Preferred stock dividend payment	–	(408)
Net settlement restricted stock and cash in lieu of fractional shares	(17)	(5)
Net cash flows provided by financing activities	31,343	25,800
Net increase (decrease) in cash and cash equivalents16,526	16,526	(7,481)
Cash and cash equivalents, beginning	18,229	28,745
Cash and cash equivalents, ending	$34,755	$21,264
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,122	$2,026
Cash payments for income taxes	$1,211	$1,253
Supplemental disclosure of noncash investing activities:
Change in unrealized gains (losses) on available for sale securities	$247	$326
Transfer from loans to other real estate	$750	$481
Conversion of Preferred Stock to Common Stock	$-	$12,893

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

Basis of Presentation

The consolidated financial statements as of September 30, 2017 and for the periods ended September 30, 2017 and 2016 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the periods ended September 30, 2017 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2016, included in the Company’s Form 10-K for the year ended December 31, 2016. Interim financial performance is not necessarily indicative of performance for the full year.

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

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2017 and December 31, 2016, are as follows:

(Dollars In Thousands)	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$13,327	$91	$(62)	$13,356
Mortgage-backed securities and CMO’s	21,322	35	(164)	21,193
Corporate securities	6,490	89	(21)	6,558
Municipal securities	12,293	284	(90)	12,487
	$53,432	$499	$(337)	$53,594

(Dollars In Thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$12,422	$118	$(96)	$12,444
Mortgage-backed securities and CMO’s	19,979	54	(265)	19,768
Corporate securities	5,000	66	-	5,066
Municipal securities	15,659	266	(228)	15,697
	$53,060	$504	$(589)	$52,975

U. S. Government agency securities: The unrealized losses on fifteen of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost basis which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Mortgage-backed securities and CMO’s: The unrealized losses on twenty-two of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Corporate securities: The unrealized loss on three of the Company’s investments in corporate securities was caused by increases in market interest rates over the yield at the time the security was purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2017.

Municipal securities: The unrealized losses on seven of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

The following tables demonstrate the unrealized loss position of available-for-sale securities at September 30, 2017 and December 31, 2016. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	September 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$4,513	$(36)	$1,984	$(26)	$6,497	$(62)
Mortgage-backed securities and CMO’s	9,394	(73)	4,404	(91)	13,798	(164)
Corporate securities	2,469	(21)	-	-	2,469	(21)
Municipal securities	1,250	(9)	2,322	(81)	3,572	(90)
	$17,626	$(139)	$8,710	$(198)	$26,336	$(337)

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$3,492	$(32)	$3,491	$(64)	$6,983	$(96)
Mortgage-backed securities and CMO’s	14,232	(235)	1,474	(30)	15,706	(265)
Corporate securities	500	-	-	-	500	-
Municipal securities	6,967	(223)	262	(5)	7,229	(228)
	$25,191	$(490)	$5,227	$(99)	$30,418	$(589)

There are forty-seven debt securities with fair values totaling $26.3 million considered temporarily impaired at September 30, 2017.  As of September 30, 2017, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $165 thousand and $105 thousand of losses on sales of securities in the first nine months of 2017. The Company realized gains of $262 thousand and $5 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at September 30, 2017, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$246	$247
Over one through five years	3,153	3,147
Over five through ten years	14,651	14,807
Greater than 10 years	35,382	35,393
	$53,432	$53,594

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2017 and December 31, 2016 were as follows:

(Dollars In Thousands)	September 30, 2017	December 31, 2016
Construction loans:
Residential	$12,278	$10,204
Land acquisition, development & commercial	33,915	27,480
Real estate:
Residential	117,114	111,626
Commercial	173,713	172,248
Commercial, industrial & agricultural	61,070	59,702
Equity lines	28,914	29,956
Consumer	7,724	7,668
Overdrafts	82	107
Total	434,810	418,991
Less allowance for loan losses	(3,706)	(3,636)
Loans, net	$431,104	$415,355

The past due and nonaccrual status of loans as of September 30, 2017 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due		Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$173	$	−	$	−	$173	$12,105	$12,278	$	−
Land acquisition, development & commercial	172		95		32	299	33,616	33,915		−
Real estate:
Residential	578		648		144	1,370	115,744	117,114		459
Commercial	364		−		530	894	172,819	173,713		211
Commercial, industrial & agricultural	496		23		100	619	60,533	61,152		27
Equity lines	93		−		204	297	28,617	28,914		−
Consumer	7		40		14	61	7,663	7,724		3
Total	$1,883		$806		$1,024	$3,713	$431,097	$434,810		$700

The past-due and nonaccrual status of loans as of December 31, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past-Due		Total Past- Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$10,204	$10,204	$	−
Land acquisition, development & commercial		−		−		−		−	27,480	27,480		−
Real Estate:
Residential		672		193		577		1,442	110,184	111,626		577
Commercial		115		−		−		115	172,133	172,248		336
Commercial, industrial & agricultural		60		33		−		93	59,716	59,809		11
Equity lines		258		−		−		258	29,698	29,956		−
Consumer		8		6		4		18	7,650	7,668		−
Total		$1,113		$232		$581		$1,926	$417,065	$418,991		$924

There were eight credits and three credit card accounts totaling $1.0 million, which were past due ninety days or more as of September 30, 2017. Of that total, two credits totaling $19 thousand were on nonaccrual status. There were two loans, totaling $4 thousand, which were past due ninety days or more and still accruing interest at December 31, 2016.

Impaired loans, which include TDR’s of $4.2 million, and the related allowance at September 30, 2017, were as follows:

September 30, 2017 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		648		648		−		652		14
Commercial		4,141		4,317		−		4,172		121
Commercial, industrial & agricultural		27		27		−		28		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with no allowance		$4,816		$4,992	$	−		$4,852		$135

September 30, 2017 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−	$	−	$	−

  Impaired loans, which include TDRs of $6.4 million, and the related allowance at December 31, 2016, were as follows:

December 31, 2016 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		770		770	–		629		(11)
Commercial		6,380		6,556	–		6,521		255
Commercial, industrial & agricultural		11		11	–		11		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,161		$7,337	$–		$7,161		$244

December 31, 2016 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		115		115		17		122		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$115		$115		$17		$122	$	−

Troubled Debt Restructurings

Troubled debt restructurings (“TDR’s”) were comprised of five loans totaling $4.2 million at September 30, 2017.  This compares with $6.4 million in total restructured loans at December 31, 2016. Two of the five loans totaling $3.9 million were accruing at September 30, 2017. The other three loans totaling $238 thousand were on nonaccrual status at the end of the third quarter of 2017.  Three TDRs totaling $757 thousand were past due with their restructured terms at September 30, 2017.

The following table presents by class of loan, information related to the loan modified in a TDR during 2017:

(Dollars in Thousands)	Loans modified as TDR's For the nine months ended September 30, 2017
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Construction loans:
Residential	—	$—	$—
Land acquisition, development & commercial	—	—	—
Real estate loans:
Residential	—	—	—
Commercial	1	218	218
Commercial, industrial, agricultural	—	11	29
Equity lines	—	—	—
Consumer	—	—	—
Total Loans	1	$229	$247

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

Note 4. Allowance for Loan Losses

The following table presents, as of September 30, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

September 30, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$26	$89	$	−	$89	$12,278	$	−	$12,278
Land acquisition, development & commercial	173		−		−	50	223		−	223	33,915		−	33,915
Real estate:			−
Residential	866		−		−	4	870		−	870	117,114		648	116,466
Commercial	1,516		(436)		41	565	1,686		−	1,686	173,713		4,141	169,572
Commercial, industrial & agricultural	461		(68)		−	92	485		−	485	61,152		27	61,125
Equity lines	338		−		−	(93)	245		−	245	28,914		−	28,914
Consumer	97		(59)		17	44	99		−	99	7,724		−	7,724
Unallocated	122		−		−	(113)	9		−	9	−		−	−
Total	$3,636		$(563)		$58	$575	$3,706	$	−	$3,706	$434,810		$4,816	$429,994

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2016	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$(20)	$63	$	−	$63	$10,204	$	−	$10,204
Land acquisition, development & commercial	187		(2)		−	(12)	173		−	173	27,480		−	27,480
Real estate:
Residential	1,047		(4)		45	(222)	866		−	866	111,626		770	110,856
Commercial	1,001		(606)		−	1,121	1,516		17	1,499	172,248		6,495	165,753
Commercial, industrial & agricultural	531		(34)		−	(36)	461		−	461	59,809		11	59,798
Equity lines	277		(99)		10	150	338		−	338	29,956		−	29,956
Consumer	85		(103)		49	66	97		−	97	7,668		−	7,668
Unallocated	87		−		−	35	122		−	122	−		−	−
Total	$3,298		$(848)		$104	$1,082	$3,636		$17	$3,619	$418,991		$7,276	$411,715

Loans by credit quality indicators as of September 30, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$12,278	$	−	$	−	$	−	$12,278
Land acquisition, development & commercial	33,915		−		−		−	33,915
Real estate loans:
Residential	116,240		226		189		459	117,114
Commercial	172,818		20		664		211	173,713
Commercial, industrial, agricultural	60,495		106		524		27	61,152
Equity lines	28,914		−		−		−	28,914
Consumer	7,721		−		−		3	7,724
Total Loans	$432,381		$352		$1,377		$700	$434,810

Loans by credit quality indicators as of December 31, 2016 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,204	$	−	$	−	$	−	$10,204
Land acquisition, development & commercial	27,480		−		−		−	27,480
Real estate loans:
Residential	110,856		−		193		577	111,626
Commercial	171,369		−		543		336	172,248
Commercial, industrial, agricultural	59,120		78		600		11	59,809
Equity lines	29,956		−		−		−	29,956
Consumer	7,668		−		−		−	7,668
Total Loans	$416,653		$78		$1,336		$924	$418,991

At September 30, 2017 and December 31, 2016, the Company had no loans classified as Doubtful or Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for the nine months ended September 30, 2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	1,024	—	1,024
Write downs	—	(380)	(380)
Sales	(1,492)	616	(876)
Balance at quarter end	$4,151	$(589)	$3,562

Changes in other real estate owned for the nine months ended September 30, 2016 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	481	—	481
Write downs	—	—	—
Sales	(1,444)	—	(1,444)
Balance at quarter end	$4,694	$(420)	$4,274

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2017 and December 31, 2016 were as follows:

(Dollars in Thousands)	September 30, 2017	December 31, 2016
Residential lots	$1,978	$2,234
Residential development	22	423
Residential single-family homes	1,024	-
Commercial lots	90	90
Commercial buildings	448	1,047
Total Other Real Estate Owned	$3,562	$3,794

There were no residential real estate loans in the process of foreclosure at September 30, 2017 or December 31, 2016.

Other real estate owned related expenses in the consolidated statements of income for the three and nine months ended September 30, 2017 and September 30, 2016 include:

(Dollars In Thousands)	Three months Ended September 30, 2017	Three months Ended September 30, 2016	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
Net loss on sales	$—	$—	$—	$91
Provision for unrealized losses	—	—	380	—
Operating expenses	28	25	66	72
Total Other Real Estate Owned	$28	$25	$446	$163

Note 6. Stock Based Compensation

The Company recorded stock based compensation expense of $109 thousand and $111 thousand for the years to date September 30, 2017 and 2016, respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2017 or 2016. Compensation expense is charged to income ratably over the vesting period and was $53 thousand and $58 thousand for the year to date September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, there was $158 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 2.25 years.  At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016.

A summary of option activity under the 2005 stock option plan year to date September 30, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Contractual Term (years)
Balance at December 31, 2016	201,000	$7.80
Granted	–	–
Exercised	(4,000)	6.90
Expired	(5,500)	10.00
Forfeited	–	–
Balance at September 30, 2017	191,500	$7.76	$609,025	6.07
Exercisable at September 30, 2017	99,700	$8.55	$246,415	4.91

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2017.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $56 thousand and $53 thousand for the years to date September 30, 2017 and 2016, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 8,258 and 11,149* shares of restricted stock under the plan during the years to date September 30, 2017 and September 30, 2016, respectively. The weighted-average grant date fair value of restricted stock granted in 2017 was $9.87 compared to $9.09* in 2016.

As of September 30, 2017, there was $190 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2022. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Shares	Weighted- Average Grant Date Fair Value	Shares		Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	31,546	$7.03	39,352	*	$6.00	*
Granted	8,258	9.87	11,149	*	9.09	*
Vested	(11,125)	6.03	(11,371)	*	5.44	*
Forfeited	-	-	(6,788)	*	6.99	*
Nonvested at the end of the period	28,679	$8.23	32,342	*	$7.06	*

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

(Dollars in Thousands)		Carrying value at September 30, 2017
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,356	$–	$13,356	$–
Mortgage-backed securities and CMO’s	21,193	–	21,193	–
Corporate securities	6,558	–	6,558	–
Municipal securities	12,487	–	12,487	–

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$12,444	$–	$12,444	$–
Mortgage-backed securities and CMO’s	19,768	–	19,768	–
Corporate securities	5,066	–	5,066	–
Municipal securities	15,697	–	15,697	–

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

(Dollars in Thousands)		Carrying value at September 30, 2017
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	1,013	–	1,013	–
Other real estate owned	3,562	–	–	3,562

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$98	$–	$–	$98
Loans held for sale	678	–	678	–
Other real estate owned	3,794	–	–	3,794

At September 30, 2017 and December 31, 2016, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for September 30, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Other real estate owned	$1,378	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	13%	(12%)

	$2,184	Internal evaluations	Internal evaluations	4%	-	95%	(22%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2016:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$98	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%)

Other real estate owned	$1,560	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	4%	-	12%	(10%)

	$2,234	Internal evaluations	Internal evaluations	4%	-	54%	(24%)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the consolidated balance sheet for cash on hand and amounts due from correspondent banks approximate their fair values.

Federal funds sold: Federal funds sold consist of overnight loans to other financial institutions and mature within one to three days. At September 30, 2017 and December 31, 2016, management believes the carrying value of federal funds sold approximates estimated market value.

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At September 30, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit were deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at September 30, 2017:

(Dollars in Thousands)		Fair value at September 30, 2017
Description	Carrying value as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$34,755	$34,755	$–	$–	$34,755
Federal funds sold	132	132	–	–	132
Securities available for sale	53,594	–	53,594	–	53,594
Restricted equity securities	2,371	–	2,371	–	2,371
Loans held for sale	1,013	–	1,013	–	1,013
Loans, net	431,104	–	–	433,652	433,652
Bank owned life insurance	8,115	–	8,115	–	8,115
Accrued income	2,619	–	2,619	–	2,619
Financial liabilities
Total deposits	478,944	–	479,777	–	479,777
FHLB borrowings	11,361	–	11,386	–	11,386
Subordinated notes	7,247	–	7,954	–	7,954
Other borrowings	992	–	992	–	992
Accrued interest payable	508	–	508	–	508

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2016:

(Dollars in Thousands)		Fair value at December 31, 2016
Description	Carrying value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$18,229	$17,479	$760	$–	$18,239
Federal funds sold	42	42	–	–	42
Securities available for sale	52,975	–	52,975	–	52,975
Restricted equity securities	2,213	–	2,213	–	2,213
Loans held for sale	678	–	678	–	678
Loans, net	415,355	–	–	415,039	415,039
Bank owned life insurance	7,469	–	7,469	–	7,469
Accrued income	2,289	–	2,289	–	2,289
Financial liabilities
Total deposits	450,848	–	451,385	–	451,385
FHLB borrowings	8,000	–	8,031	–	8,031
Subordinated notes	7,224	–	8,012	–	8,012
Other borrowings	1,117	–	1,117	–	1,117
Accrued interest payable	386	–	386	–	386

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and nine months ended September 30, 2017 and 2016 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2017	2016
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$18	$43	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	6	15	Income tax expense
	$12	$28	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2017	2016
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$60	$257	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	20	87	Income tax expense
	$40	$170	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. All of the remaining Series C Preferred Stock was converted to common stock on June 29, 2016.

	For the Three Months Ended September 30,
	2017			2016
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,770,175	$917	$0.16	5,763,944	$903	$0.16
Series C Preferred Stock Dividends		−			−
Effect of dilutive securities:
Convertible preferred stock	−	−	−	−	−	−
Dilutive stock options	24,602	−	−	10,142	−	−
Earnings per common share, diluted	5,794,777	$917	$0.16	5,774,086	$903	$0.16

	For the Nine Months Ended September 30,
	2017			2016
Dollars In Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,767,602	$2,116	$0.37	4,279,821	$1,520	$0.36
Series C Preferred Stock Dividends		−			−
Effect of dilutive securities:
Convertible preferred stock	−	−		1,486,669	−	(0.10)
Dilutive stock options	24,602	−		10,142	−	−
Earnings per common share, diluted	5,792,204	$2,116	$0.37	5,776,632	$1,520	$0.26

At September 30, 2017 and 2016, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 33,000 and 49,500, respectively. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

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

Discussion of Operations

Executive Summary

HomeTown Bankshares Corporation reached $551 million in assets with continued growth in both loans and core deposits.  The Company reported net income of $917 thousand for the quarter ended September 30, 2017 compared to $434 thousand for the previous quarter and $903 thousand for the same period in 2016.  Net Income for the first nine months of 2017 was $2.1 million compared to $1.5 million for the first nine months of 2016.  Earnings per share on a fully diluted basis were $0.16 for the third quarter of 2017 and $0.37 per share for the nine months ended September 30, 2017 compared to $0.16 and $0.26 per share, respectively, for the same periods in 2016.

Profitability was higher in the third quarter of 2017 and the first nine months of 2017 compared to 2016.  The increased profitability in 2017 was due to growth in net interest income and non-interest income as well as a reduction in the provision for loan losses.  Non-interest expenses were higher, mostly due to continued reduction in the OREO portfolio and a partial reduction of incentive bonus accruals in 2016 that are fully accrued in 2017.  A reduction in income tax expense also contributed to the higher profitability compared to 2016.

Three Months Ended September 30, 2017

Net income attributable to HomeTown Bankshares was $917 thousand for the third quarter of 2017, varying favorably from the previous quarter by $483 thousand, and $14 thousand more than the same quarter in 2016. Lower provision for loan losses and noninterest expenses contributed to the increase from the previous quarter while less provision expense also contributed to the increase from the same quarter in 2016. Additionally, net interest income for the third quarter of 2017 varied favorably from the previous quarter and the same quarter last year. Net interest income for the three months ended September 30, 2017 was $61 thousand greater than the previous quarter and $323 thousand more than the third quarter of 2016. Noninterest income declined $276 thousand from the prior quarter and $78 thousand less than the same quarter in 2016. Higher net interest income was slightly offset by a reduction in noninterest income from less service charge fees and gains on sales of investment securities.

Net interest income for the three months ended September 30, 2017 totaled $4.4 million, and was $323 thousand or 8% greater than the same quarter in the prior year. The expansion of the loan portfolio and higher yielding investment securities provided $291 thousand in additional interest income. Average loans for the quarter were $434 million, $36 million or 9% more than the third quarter of 2016. Excess funds from increased liquidity were placed in interest bearing bank accounts until needed to fund further loan growth. Average interest-bearing deposits with banks were $600 thousand greater for the third quarter of 2017 than for the same quarter in 2016.

Deposits largely funded the expansion of the loan portfolio with total average interest bearing and noninterest-bearing deposits for the third quarter of 2017 of $468 million, an increase of $26 million over the average for the same quarter in 2016. Average FHLB borrowings for the three months ended September 30, 2017 was $11.5 million compared to $9.4 million for the same period in 2016.

The net interest margin was 3.46%, 3.48%, and 3.49% for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016, respectively. Deposits were the major source of funding with rates generally increasing while loans have been slower to reprice. Continued downward pressure on rates stemming from competition in the market place also contributed to lower loan yields. Management decreased the level of brokered deposits that generally are more expensive than interest bearing deposits and reduced reliance on them as a funding source favorably impacted the funding mix.

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$124	$—	1.00%	$998	$1	0.32%
Deposits in banks	20,903	68	1.28	20,325	33	0.65
Securities, taxable	37,303	244	2.61	39,215	209	2.13
Securities, nontaxable (1)	11,302	75	4.04	14,222	93	3.97
Restricted equity securities	2,371	33	5.57	2,236	31	5.44
Loans held for sale	705	7	4.10	575	5	3.70
Loans (1)	434,170	4,790	4.33	398,451	4,518	4.52
Total earnings assets	506,877	5,217	4.07	476,022	4,890	4.13
Less: Allowance for loan losses	(3,692)			(3,484)
Total non-earning assets	36,896			37,881
Total Assets	$540,081			$510,419

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$95,588	$50	0.21%	$81,898	$36	0.17%
Money market savings	73,699	48	0.26	71,281	44	0.24
Regular savings	51,904	47	0.36	42,741	39	0.36
Time Deposits	138,458	443	1.27	159,393	469	1.17
FHLB borrowings	11,485	51	1.72	9,442	45	1.88
Subordinated notes	7,242	134	7.41	7,212	134	7.40
Other borrowings	709	7	3.98	1,935	9	1.80
Total interest-bearing liabilities	379,085	780	0.82	373,902	776	0.82
Noninterest-bearing liabilities:
Demand deposits	108,487			86,408
Other liabilities	1,873			2,088
Total liabilities	489,445			462,398
Total HomeTown Bankshares Corporation stockholders’ equity	50,164			47,626
Non-controlling interest in consolidated subsidiary	472	—		395	—
Total Liabilities and Stockholders’ Equity	$540,081	780		$510,419	776
Net interest income		$4,437			$4,114
Interest rate spread			3.25			3.31
Interest expense to average earning assets			0.61			0.64
Net interest margin			3.46%			3.49%

(1)	Yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(1)	$—	$(1)
Deposits in banks	35	33	2
Securities, taxable	35	33	2
Securities, nontaxable	(18)	1	(19)
Restricted equity securities	2	—	2
Loans held for sale	2	1	1
Loans	272	(118)	390
Total interest income	327	(50)	377

Interest expense:
Interest bearing liabilities:
Checking	14	7	7
Money market savings	4	2	2
Regular savings	8	—	8
Time Deposits	(26)	36	(62)
FHLB borrowings	6	(3)	9
Subordinated notes	—	—	—
Other borrowings	(2)	1	(3)
Total interest expense	4	43	(39)

Net interest income	$323	$(93)	$416

A provision for loan losses of $40 thousand was recorded for the three months ended September 30, 2017 compared to $465 thousand in the prior quarter and $111 thousand for the three months ended September 30, 2016. See discussion under Allowance for Loan Losses for additional information.

Noninterest income for the third quarter of 2017 was $757 thousand, and was $78 thousand less than the same period last year. ATM and interchange income were up $30 thousand for 2017 compared to 2016 due to growth in customer base and fully implementing the in-house credit card program during the 4th quarter of 2016. Mortgage banking income was $12 thousand more than the prior year due to a higher volume of mortgages processed and sold. The third quarter of 2017 included $18 thousand in gains realized from the sales of investment securities compared to $43 thousand in the same quarter of 2016. Other income was $37 thousand less for the quarter ended September 30, 2017 compared to the same quarter last year from less service charge fees and gains on sales of investment securities.

For the three months ended September 30, 2017, noninterest expense was $3.8 million, $318 thousand or 9.1% more than the $3.5 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended September 30, 2017 were $327 thousand or 18% more than the same three months of 2016. For the quarter to quarter comparison, the amount of Accounting Standards Codification (ASC) 310-20 origination costs that were deferred was greater in 2016 than 2017 due to a higher volume of new loans and renewals; thus increasing 2017 expense applied to salaries and benefits. Another factor contributing to higher salaries and employee benefits expense was the partial reversal of incentive bonus accruals in 2016 that has fully accrued through September 30, 2017. Mortgage commissions, software expenses and data processing costs due to an increased customer base and core upgrade were also up from the same quarter in 2016.

Nine months Ended September 30, 2017

Net income attributable to HomeTown Bankshares for the year through September 30, 2017 was $2.1 million, $188 thousand or 9.8% more than the earnings for the same period in 2016. Net interest income and noninterest income varied favorably from the prior year, but were negated by higher noninterest expense.

Net interest income was up $1.1 million or 9.6% to $13 million for the first nine months of 2017 over the same period in 2016. Higher loan volume helped to offset lower interest rates on loans and increased interest expense on deposits. A year-over year decline of 7 basis points in the net interest margin was realized from 3.48% for the first nine months of 2017 compared to 3.55% for the same period in 2016.

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$74	$—	0.88%	$1,320	$4	0.37%
Deposits in banks	19,363	160	1.10	13,212	75	0.76
Securities, taxable	37,977	744	2.61	38,450	614	2.13
Securities, nontaxable (1)	12,114	239	3.99	14,705	295	4.05
Restricted equity securities	2,372	98	5.53	2,464	101	5.45
Loans held for sale	642	20	4.08	472	13	3.79
Loans (1)	429,398	14,103	4.34	384,957	13,103	4.55
Total earnings assets	501,940	15,364	4.08	455,580	14,205	4.21
Less: Allowance for loan losses	(3,718)			(3,393)
Total non-earning assets	37,038			45,552
Total Assets	$535,260			$497,739

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$93,769	$130	0.18%	$77,818	$89	0.15%
Money market savings	72,356	135	0.25	70,769	128	0.24
Regular savings	49,625	130	0.35	41,145	113	0.37
Time Deposits	141,480	1,299	1.23	149,030	1,299	1.17
FHLB borrowings	11,959	148	1.63	16,163	200	1.63
Subordinated notes	7,234	402	7.41	7,204	402	7.46
Other borrowings	1,208	23	2.52	1,565	21	1.78
Total interest-bearing liabilities	377,631	2,267	0.80	363,694	2,252	0.82
Noninterest-bearing liabilities:
Demand deposits	105,904			84,363
Other liabilities	1,925			2,082
Total liabilities	485,460			450,139
Total HomeTown Bankshares Corporation stockholders’ equity	49,347			47,213
Non-controlling interest in consolidated subsidiary	453	—		387	—
Total Liabilities and Stockholders’ Equity	$535,260	2,267		$497,739	2,252
Net interest income		$13,097			$11,953
Interest rate spread			3.28			3.39
Interest expense to average earning assets			0.60			0.66
Net interest margin			3.48%			3.55%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

	Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(4)	$5	$(9)
Deposits in banks	85	34	51
Securities, taxable	130	60	70
Securities, nontaxable	(56)	(5)	(51)
Restricted equity securities	(3)	1	(4)
Loans held for sale	7	1	6
Loans	1,000	(434)	1,434
Total interest income	1,159	(338)	1,497

Interest expense:
Interest bearing liabilities:
Checking	41	19	22
Money market savings	7	4	3
Regular savings	17	(5)	22
Time Deposits	—	59	(59)
FHLB borrowings	(52)	—	(52)
Subordinated notes	—	—	—
Other borrowings	2	1	1
Total interest expense	15	78	(63)

Net interest income	$1,144	$(415)	$1,559

The year to date provision for loan losses totaled $575 thousand for the nine months ended September 30, 2017 compared to $979 thousand for the same period in 2016. See discussion under Allowance for Loan Losses for additional information.

For the year to date through September 30, 2017, noninterest income totaled $2.5 million, an increase of $168 thousand or 7.2% over the same period in 2016. Gains on the sales of investment securities were down $197 thousand while ATM and interchange income were up $121 thousand for the first nine months of 2017 compared to 2016 due to growth in customer base and fully implementing the in-house credit card program during the 4th quarter of 2016. Other income was $207 thousand higher for the nine months ended September 30, 2017 compared to the same period in 2016. Favorable variances from the continued growth of merchant processing income, investment brokerage commission fees, and a one-time bankruptcy settlement of $172 thousand contributed to the increase.

For the nine months ended September 30, 2017, noninterest expense was $11.9 million, $1.8 million or 18% more than the $10 million recorded during the same period in 2016. Salaries and employee benefits for the first nine months of 2017 were $1 million or 21% more than the same period in 2016. The number of full time equivalent employees were 103 and 99 at September 30, 2017 and September 30, 2016, respectively. The increase was due to several factors including the implementation of an in-house credit card program and additional operations personnel to support the continued loan and deposit growth. Other factors included unfilled open positions in the prior year, and new positions to accommodate growth, as well as annual merit raises. Also contributing to the increase was the deferral of less loan origination costs, in accordance with ASC 310-20. As discussed in the quarter to quarter comparison, a write-down on other real estate owned also contributed to higher noninterest expense. Bank Franchise Taxes were also up in correlation with increased equity and a reduction in real estate taxes on foreclosed properties.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Assets totaled $551 million at September 30, 2017, an increase of $34 million or 6.6% since year end 2016. The continued expansion of the loan portfolio by $15.8 million during the nine months since December 31, 2016, accounted for nearly half of the asset growth. Excess funds held in liquid cash and due from accounts on the last day of the third quarter 2017 were $16.5 million higher than December 31, 2016.

The Company’s liabilities at September 30, 2017 totaled $501 million compared to $469 million at December 31, 2016, an increase of $31.7 million or 6.8%. Total deposits rose $28.1 million during the same period to $479 million at September 30, 2017. Core deposits, which exclude brokered deposits and retail CD’s over $250 thousand, totaled $437 million at September 30, 2017 and were $24 million more than at year end 2016.

At September 30, 2017 and December 31, 2016, the stockholders’ equity of HomeTown Bankshares was $50.2 million and $47.8 million, respectively, an increase of $2.4 million. The change in stockholders’ equity in the first nine months of 2017 was primarily the result of net income.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

	September 30, 2017	December 31, 2016
(Dollars in thousands)
Real Estate:
Construction and land development	$—	$—
Residential 1-4 families	459	577
Commercial real estate	211	336
Commercial loans	27	11
Equity lines	—	—
Loans to individuals	3	—
Total nonperforming loans	700	924
Other real estate owned	3,562	3,794
Total nonperforming assets, excluding performing restructured loans	4,262	4,718
Performing restructured loans	3,930	6,160
Total nonperforming assets, including restructured loans	$8,192	$10,878

Total nonperforming assets, including restructured loans, declined $2.7 million during the first nine months of 2017. A commercial real estate loan in the net amount of $2.4 million, after a $430 thousand charge-off, was placed on nonaccrual status in the second quarter of 2017. During the third quarter of 2017, this commercial real estate loan was repaid in the amount of $2.4 million, with no further loss.  A 1-4 family residential loan was placed on nonaccrual status and a 1-4 family loan, previously on nonaccrual status, was repaid during the third quarter of 2017 in the amounts of $459 thousand and $577 thousand, respectively.  A commercial real estate loan in the amount of $108 was returned to accrual status during the third quarter of 2017. A restructured loan for $2.2 million that was performing at December 31, 2016 was paid off by the borrower in January 2017. A residential home in Roanoke County was recorded into other real estate owned in the amount of $1.0 million during September 2017. During the third quarter, sales of residential lots reduced other real estate owned by $209 thousand.  A warehouse in Salem, which had been foreclosed on in April 2011 and had been subject to several write-downs, was sold in the first quarter of 2017 without any further loss and accounted for $599 thousand of the reduction in other real estate owned since year end 2016. In addition, a write-down was recorded in the amount of $380 thousand during the second quarter of 2017 on a residential development property.  A payment on this same residential development property reduced the other real estate owned balance by $21 thousand.

Troubled debt restructurings (“TDR’s”) were comprised of five loans totaling $4.2 million at September 30, 2017.  This compares to $6.4 million in total restructured loans at December 31, 2016. Two of the five loans totaling $3.9 million were accruing interest at September 30, 2017. The remaining three loans were to one borrower and totaled $238 thousand and were included in non-accruing loans at September 30, 2017. Three TDRs totaling $757 thousand were past due with their restructured terms at September 30, 2017. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2017 and December 31, 2016 are included in Note 5, and the activity in other real estate owned for the first nine months of 2017 and 2016 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first nine months of 2017, a provision of $575 thousand was recorded. Total net charge offs for the year through September 30, 2017 were $505 thousand. The increase in net charge offs was the main reason for additional provision for loan losses in the third quarter of 2017. Loan growth also contributed to the need for additional provision in 2017.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. Specific reserves for loans individually evaluated for impairment were zero at September 30, 2017 and $17 thousand at December 31, 2016.  Impaired loans totaled $4.8 million at September 30, 2017, and were $2.6 million less than the balance at year end 2016.  The decrease resulted from principal paydowns and the payoff of loans throughout 2017.

The percentage of the allowance for loan losses to total loans was 0.85% at September 30, 2017, and 0.87% at December 31, 2016.  Unallocated reserves were $9 thousand at September 30, 2017 and $122 thousand at December 31, 2016. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The allowance for loan losses to nonaccrual loans was 529% at September 30, 2017 and 394% at December 31, 2016. Past due and non-accruing loans to total loans was 0.86% at September 30, 2017 compared to 0.51% at December 31, 2016.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $76.6 million at September 30, 2017, compared to $59.2 million at December 31, 2016.   Higher levels of commercial noninterest bearing deposits contributed to higher levels of liquidity at the end of the third quarter 2017. Commercial deposits remain volatile and withdrawals may result in less liquidity in the future. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings and time deposits through competitive pricing tactics. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At September 30, 2017, the Company had borrowed $11.4 million of the $25.8 million of lendable collateral value, leaving $14.4 million of unused credit immediately available. The Company also had $36.5 million of fed funds lines of credit available at September 30, 2017. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one-month LIBOR plus 11 basis points. At September 30, 2017, there were no advances on the fed funds or credit lines.

Capital

To enable future growth of the Company, there must be an adequate level of capital. Management reviews the Company’s capital to ensure that the amount, composition and quality of the Company’s assets and liabilities satisfy regulatory requirements, meet or exceed industry standards, and support projected Company growth. The Company’s stock is traded on the NASDAQ Capital Market under the symbol “HMTA”.

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $3.4 million of retained earnings at September 30, 2017. No cash dividends were paid to common stockholders in the first nine months of 2017.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at September 30, 2017 and December 31, 2016.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	September 30, 2017	December 31, 2016
(Dollars in thousands)
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,187	32,078
Retained Earnings	10,326	8,008
Common Equity Tier 1 Capital	57,210	54,783
Tier 1 Capital:
Tier 1 Minority Interest	25	17
Tier 1 Capital	57,235	54,800
Total Capital:
Allowance for Loan Losses (allowable portion)	3,706	3,636
Total Capital	$60,941	$58,436

The Bank’s total capital increased $2.5 million from December 31, 2016 to September 30, 2017, primarily as the result of the retained $2.4 million ($2.6 million gross minus a $.2 million dividend to the parent company) year to date September 30, 2017 net income attributable to the bank and noncontrolling interest.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank September 30, 2017	Actual		Minimum Capital Requirement including the Capital Conservation Buffer for 2017		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$60,941	12.54%	$44,936	9.250%	$48,580	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$57,210	11.78%	$27,933	5.750%	$31,577	6.50%
Tier I Capital (to Risk-Weighted Assets)	$57,235	11.78%	$35,220	7.250%	$38,864	8.00%
Tier I Capital (to Average Assets)	$57,235	10.60%	$21,602	4.00%	$27,003	5.00%

HomeTown Bank December 31, 2016	Actual		Minimum Capital Requirement including the Capital Conservation Buffer for 2016		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$58,436	12.59%	$40,045	8.625%	$46,429	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	$54,783	11.80%	$23,795	5.125%	$30,179	6.50%
Tier I Capital (to Risk-Weighted Assets)	$54,800	11.80%	$30,759	6.625%	$37,143	8.00%
Tier I Capital (to Average Assets)	$54,800	10.67%	$20,537	4.00%	$25,671	5.00%

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

At September 30, 2017, outstanding commitments to extend credit including letters of credit were $117 million. There are no commitments to extend credit on impaired loans.

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

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017-12 will have on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017, and 2016;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 14, 2017	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 14, 2017	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer

  HOMETOWN BANK

FORM 10Q

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017, and 2016;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.