Form 10-K
period 2017-12-31
HomeTown Bankshares Corp
filed 2018-03-30
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017. $57,945,887, based on $10.75 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 5,800,683 shares outstanding as of March 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 15, 2018 are incorporated by reference in Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Investment Services. HomeTown Investment Services, Inc., opened in April 2013, provides diverse investment products and financial advisory services to existing and prospective customers. These products and services provide another source of revenue for the Company. Investment and insurance products and services are offered through an unaffiliated entity LPL Financial, Member FINRA/SIPC. HomeTown Investment Services, Inc. is a subsidiary of the Bank. Products and services made available through LPL Financial are not insured by the FDIC or any other agency of the United States and are not deposits or obligations of nor guaranteed or insured by any bank or bank affiliate. These products are subject to investment risk, including the possible loss of value.  Revenue from investment services is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions.

Private Banking. At the end of 2015, the Bank began offering personalized banking solutions to work with customers to clarify financial goals and bring together professionals to satisfy their investment, credit and other financial needs. Revenue from private banking management activities is comprised mostly of interest income earned on loans and service charges and fees from deposit products.

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

Employees

As of December 31, 2017, the Company had 108 employees, including 107 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks and interstate branching, and expansion of community and regional banks into our service areas. Consequently, the Company’s market area is a highly competitive, highly branched banking market. Competition, for loans to individuals, small businesses, and professional concerns, is keen in the Company’s target market, and pricing is important. Most of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services, such as extensive and established branch networks and trust services that the Company is not currently providing. Moreover, larger institutions operating in the Roanoke market area have access to borrowed funds at a lower cost than are presently available to the Company. Deposit competition is strong and comes from institutions in the market, U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, among other sources.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests over certain thresholds in private equity and hedge funds. Final rules implementing the Volcker Rule were adopted on December 10, 2013. The final rules require entities to establish internal compliance programs which may include making regular reports about those activities to regulators. The final rules were effective April 1, 2015, with full compliance being phased in over a period which ended on July 21, 2016.  The Volcker Rule has been subject to much commentary from the banking industry and the Company continues to evaluate the impact the Rule will have on the industry and the Company in particular.

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

 Executive Officers of the Registrant

The following table shows the Company’s executive officers as of March 30, 2018 and their areas of responsibility. The executive officer biographies follow the table.

Name	Age	Position
Susan K. Still	64	President & CEO
Vance W. Adkins	37	Executive Vice President & CFO

Susan K. Still has served as President and Chief Executive Officer of the Company since May 2008. Ms. Still is also a member of the Company’s board of directors and served as the Bank’s Chief Lending Officer from November 2005 to May 2008.

Vance W. Adkins has served as Executive Vice President and Chief Financial Officer of the Company since August 2016. Mr. Adkins served as the Company’s Senior Risk Officer from October 2010 to August 2016.

ITEM 1A.	RISK FACTORS.

Not Required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Required.

ITEM 2.	PROPERTIES.

As of March 30, 2018, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 2950 Market Street, Christiansburg, Virginia (the “Christiansburg Office”); vi) a branch office at 852 West Main Street, Salem, Virginia (the “Salem Office”).

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

The South Roanoke Office. The Bank leases real property and improvements thereto located at 3521 Franklin Road, Roanoke, Virginia. The Bank received regulatory approval and opened a branch at this location on July 9, 2007. The initial lease was for a period of ten years from August 1, 2006. Upon expiration on July 31, 2016 the lease was extended for two additional five-year periods.

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

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, were listed and began trading on NASDAQ on October 12, 2016 under the symbol “HMTA.” The NASDAQ listing increases visibility to those outside of the Company’s core operating markets and enables current and future shareholders greater liquidity to trade shares. Prior to listing on NASDAQ, shares were not listed on any stock exchange, however were quoted on the Over the Counter Bulletin Board under the same stock symbol “HTMA”. Based on available information, the Company believes that from January 1, 2017 to December 31, 2017, the selling price of shares of its common stock ranged from $9.10 to $11.33, and that approximately 507 thousand shares were traded. There may, however, have been other transactions at other prices not known to the Company.

	2017		2016
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$11.00	$9.10	$10.40	$9.00
June 30	$10.75	$9.52	$9.70	$9.30
September 30	$11.00	$10.60	$9.45	$8.70
December 31	$11.33	$10.82	$9.25	$8.80

As of March 29, 2018, there were 5,800,683 shares of the Company’s common stock outstanding, which shares were held by 2,187 shareholders of record. No cash dividends have been paid on the common stock to date.

Dividends

The Company is subject to certain restrictions imposed by the Federal Reserve Board and capital requirements of federal and Virginia banking statutes and regulations. The Company has never paid a cash dividend on its common stock. At December 31, 2017, the Company had retained earnings of $3.8 million. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

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

Other Real Estate Owned

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

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2017 and 2016. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

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

Discussion of Results of Operations

Overview of Results of Operations

Net income available to shareholders for 2017 was $2.5 million, $385 thousand greater than the prior year. The conversion of the remaining shares of preferred stock to common stock in June 2016 saved the company the $408 thousand in preferred stock dividends paid to preferred shareholders during the first half of 2016 compared to none paid in 2017.

Net income attributable to HomeTown Bankshares Corporation for 2017 totaled $2.5 million and was $23 thousand less than the prior year. Net interest income increased $1.5 million for 2017 compared to 2016 due mainly to the growth in average loans of 10.7%. Profitability was hampered in 2017 by the added costs of a core conversion and professional fees related to the temporary outsourcing of risk management. Income tax expense for 2017 included an adjustment to net deferred tax assets in the amount of $100 thousand of additional expense, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018 and will benefit future years.

Basic earnings per common share was $0.43 for 2017, and $0.45 for 2016; compared to the diluted earnings per common share of $0.43 and $0.37 for 2017 and 2016, respectively. In June 2016, the remaining 13,600 shares of Series C preferred stock were converted into 2,176,000 of common shares. The preferred shareholders received an additional 87,037 shares as the result of the 4% stock dividend.  The conversion saved the Company the 6% dividend that had been paid annually to preferred shareholders. The dilutive nature of the preferred shares was factored into the diluted earnings per common share calculation before the conversion.

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2017	2016	2015
Return on average assets	0.46%	0.50%	0.78%
Return on average equity	5.02%	5.31%	7.94%
Average equity to average assets	9.21%	9.46%	9.88%

Summary of Financial Condition

Total assets of the Company were $550 million at December 31, 2017, compared to $517 million at the previous year end. The net loan portfolio increased $25.1 million or 6.0% from the end of 2016 to December 31, 2017, and contributed to a $33 million or 6.4% increase in total assets during the period. Residential real estate accounted for 39.8% of the total $25.1 million increase in gross loans. Total deposits increased 5.9% year over year and slightly surpassed the dollar increase in loans. From December 31, 2016 to December 31, 2017, cash increased $3.5 million or 19.1%.

Securities available for sale were $55.3 million and $53.0 million at the end of 2017 and 2016, respectively. The yields on securities available for purchase continued to be relatively low, and the Company continued to channel cash flow from lower rate investments in bonds to higher rate loans.

Bank owned life insurance (BOLI) increased $1.2 million during the year ended December 31, 2017 to $8.7 million at the end of the year. BOLI is the funding mechanism for the Supplemental Executive Retirement Plan (SERP) provided to executive management. The retirement of the Company’s former Chief Credit Officer and the hiring of an individual to succeed him resulted in the expansion of the number of individuals covered by the SERP. The benefit was funded by purchasing $1.0 million of additional BOLI. The liability for the SERP is included in other liabilities. The SERP is discussed in greater detail in Note 14 Salary Continuation Plan.

Total liabilities at December 31, 2017 were $499 million, compared to $469 million at the end of 2016, an increase of $30.3 million or 6.5%.  Growth in total deposits accounted for $26.5 million or 87.4% of the total increase in liabilities. Core deposits increased $24.0 million resulting in a decrease in reliance on wholesale funding and contributed to the 2 basis point improvement in the cost of funds.

Stockholders’ equity was $50.9 million at December 31, 2017, $2.7 million or 5.5% above the $48.2 million at the end of the previous year.  Net income available to common stockholders of $2.5 million raised the level of retained earnings to $3.8 million at December 31, 2017, compared to $1.2 million at December 31, 2016. Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets. Following is a breakdown of non-performing assets:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Real Estate:
Construction and land development	$274	$—	$11	$—	$—
Residential 1-4 families	173	577	—	475	707
Commercial real estate	209	336	368	758	—
Commercial loans	403	11	47	—	193
Equity lines	49	—	—	—	59
Loans to individuals	36	—	—	21	30
Total nonperforming loans	1,144	924	426	1,254	989
Other real estate owned	3,249	3,794	5,237	6,986	8,143
Total nonperforming assets, excluding performing restructured loans	4,393	4,718	5,663	8,240	9,132
Performing restructured loans	3,889	6,160	6,398	6,052	6,278
Total nonperforming assets, including restructured loans	$8,282	$10,878	$12,061	$14,292	$15,410

The five year trend of non-performing assets reflects continued improvement in the economy from the economic crisis which began in 2008. Nonperforming assets, including restructured loans were 1.51% of total assets at the end of 2017, compared to 2.10% at the end of 2016 and 2.52% at the end of 2015.

Interest is accrued on outstanding loan principal balances, unless the Company considers collection to be doubtful. Commercial and consumer loans are designated as non-accrual when payment is delinquent 90 days or at the point which the Company considers collection doubtful, if earlier. When loans are placed in non-accrual status, interest previously accrued and unpaid interest is reversed against interest income in the current period and interest is subsequently recognized only to the extent cash is received and if principal repayment is probable. Interest accruals are resumed on such loans only when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Most non-accrual loans are classified as impaired. Impaired loans are evaluated periodically on an individual basis, and if appropriate, losses are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Total nonperforming assets, including restructured loans, declined $2.6 million from December 31, 2016 to December 31, 2017. The level of nonperforming loans at December 31, 2017 was $220 thousand higher than the level at December 31, 2016, while other real estate owned declined $545 thousand. A warehouse in Salem, which had been foreclosed on in April 2011 and had been subject to several write-downs, was sold in 2017 without any further loss. The warehouse was included in other real estate at $599 thousand at the end of 2016. The warehouse and other sales of other real estate reduced the total $1.0 million during the year, while one property valued at $1.0 million was added during 2017. Writedowns of other real estate owned totaled $588 thousand during the year. Performing restructured loans decreased $2.3 million year over year. One large loan with a balance of $2.2 million at December 31, 2016 was paid off by the borrower in early 2017.

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less anticipated selling cost. Valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

See also Note 5 of the Notes to Consolidated Financial Statements for information on changes in other real estate owned and for the major classifications of other real estate owned for 2017 compared to 2016.

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

For the year 2017, net interest income totaled $17.6 million; an increase of $1.4 million or 9.1% over the $16.2 million earned in the previous year. The expansion of earning assets, primarily loans, continued to be the driving force underlying increases in net interest income. For the year ended December 31, 2017, average earning assets totaled $506 million and were $44.3 million or 9.6% higher than the average of $462 million for 2016.  The increased volume of loans provided $1.8 million additional interest income in 2017 and was offset $538 thousand from lower yields. The average volume of the investment portfolio declined slightly but was offset by a higher tax equivalent yield. Increases in both balances and yields on deposits in banks added $120 thousand to interest income.

The net interest margin was 3.47% for the year 2017 compared to 3.55% for the previous year. This was primarily a result of a decline in loan yields. Loan yields declined 20 basis points to 4.33% during 2017. Increased liquidity in the markets fostered competition among commercial banks and other financial services industries to satisfy growing loan demand. Competition exerting downward pressure on rates in the market-place coupled with maturing seasoned loans at higher interest rates contributed to lower loan yields. Excess funds from increased liquidity were placed in interest bearing bank accounts until needed to fund further loan growth and the expansion of the investment portfolio. Total average deposits increased $38.9 million in 2017 compared to 2016. The change in the mix of deposits to a higher percentage of non-interest bearing demand deposits and the run off of more expensive time deposits contributed to the 2 basis point decrease in the cost of funds, partially negating lower loan yields. Management expects rates paid on deposits products will rise in 2018. The more volatile non-interest bearing deposits averaged $21.2 million more than last year.

The Federal Reserve develops monetary policy to attain its objectives of maximum employment and price stability. The Federal Open Market Committee (FOMC) raised the target range for the federal funds rate 25 basis points three times in 2017-March 15, June 14 and December 13 to a target range of 1.25 to 1.50%. The Company expects the Federal Reserve to continue to raise rates in 2018.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2017, 2016 and 2015, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense, Yields and Rates

	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$92	$1	1.00%	$998	$3	0.37%	$1,221	$2	0.15%
Deposits in banks	19,579	224	1.14	14,125	104	0.74	5,407	39	0.71
Securities, taxable	39,518	1,031	2.61	38,501	837	2.18	35,855	741	2.13
Securities, nontaxable (1)	11,535	308	4.05	14,574	388	4.03	14,673	405	4.12
Restricted equity securities	2,372	132	5.56	2,401	131	5.46	2,710	140	5.16
Loans held for sale	658	26	4.00	512	19	3.74	510	20	4.01
Loans (1)	432,337	18,947	4.33	390,672	17,692	4.53	350,805	16,354	4.66
Total earnings assets	506,091	20,669	4.07%	461,783	19,174	4.20%	411,181	17,701	4.36%
Less: Allowance for loan losses	(3,705)			(3,433)			(3,319)
Total non-earning assets	37,469			43,329			45,640
Total Assets	$539,855			$501,679			$453,502

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$97,172	$196	0.20%	$80,128	$127	0.16%	$78,947	$118	0.15%
Money market savings	72,765	181	0.25	70,877	172	0.24	63,642	161	0.25
Regular savings	50,803	185	0.36	41,931	152	0.36	36,037	142	0.40
Time Deposits	139,792	1,720	1.23	149,969	1,765	1.18	139,282	1,477	1.06
Total interest bearing deposits	360,532	2,282	0.63	342,905	2,216	0.65	317,908	1,898	0.60
FHLB borrowings	11,755	197	1.65	14,176	237	1.65	25,208	371	1.45
Subordinated notes	7,238	537	7.41	7,208	536	7.44	281	19	6.89
Other borrowings	1,079	30	2.74	1,546	29	1.83	1,324	23	1.69
Total interest bearing liabilities	380,604	3,046	0.80	365,835	3,018	0.82	344,721	2,311	0.67
Non-interest bearing liabilities:
Demand deposits	107,072			85,846			61,975
Other liabilities	1,981			2,135			1,749
Total liabilities	489,657	3,046		453,816	3,018		408,445	2,311
Total HomeTown Bankshares Corporation stockholders’ equity	49,732	—		47,467	—		44,785	—
Noncontrolling interest in consolidated subsidiary	466			396			272
Total Stockholders’ equity	50,198	—		47,863	—		45,057	—
Total Liabilities and Stockholders’ Equity	$539,855	3,046		$501,679	3,018		$453,502	2,311
Net interest income		$17,623			$16,156			$15,390
Interest rate spread			3.27			3.38			3.69
Interest expense to average earning assets			0.60			0.65			0.57
Net interest margin			3.47%			3.55%			3.79%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 34 percent.

Rate and Volume Analysis

	2017 Compared to 2016			2016 Compared to 2015
	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$(2)	$7	$(9)	$1	$1	$—
Deposits in banks	120	58	62	65	1	64)
Securities, taxable	194	84	110	96	38	58)
Securities, nontaxable	(80)	1	(81)	(17)	(14)	(3
Restricted equity securities	1	3	(2)	(9)	8	(17
Loans held for sale	7	1	6	(1)	(1)	—
Loans	1,255	(538)	1,793	1,338	(391)	1,729
Total interest income	1,495	(384)	1,879	1,473	(358)	1,831

Interest expense:
Interest bearing liabilities:
Checking	69	35	34	9	7	2
Money market savings	9	5	4	11	(6)	17
Regular savings	33	1	32	10	(14)	24
Time Deposits	(45)	69	(114)	288	122	166
FHLB borrowings	(40)	—	(40)	(134)	46	(180
Subordinated notes	1	(2)	3	517	2	515
Other borrowings	1	2	(1)	6	2	4
Total interest expense	28	110	(82)	707	159	548

Net interest income	$1,467	$(494)	$1,961	$766	$(517)	$1,283

Noninterest Income

Noninterest income includes service charges on deposit accounts, ATM and interchange income, brokerage fees on non-portfolio mortgage loans, and net gains on securities sales. Noninterest income increased $182 thousand or 5.9% for the year 2017 compared to the prior year.  Excluding gains on sales of investment securities, core noninterest revenue for 2017 was $370 greater than the prior year. ATM and interchange income for 2017 was $167 thousand or 24.9% more than the year 2016 due to the expansion of the customer base and the full implementation of the in-house credit card program in the fourth quarter of 2016. Revenue from mortgage banking was $105 thousand or 12.3% more than the prior year and correlated with improvements in the economy. The Roanoke Valley Association of Realtors reported a 5.5% increase in the number of residential units sold in 2017 over 2016 and a 6.3% increase in the average home price. Merchant processing and investment brokerage saw substantial income increases due to the expansion of these lines of business. A one-time bankruptcy settlement of $172 thousand was included in 2017 other income and contributed to the increase.

Noninterest Income

	Period Ended December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$544	$669	$(125)	(18.7)%
ATM and interchange income	837	670	167	24.9
Mortgage banking income	959	854	105	12.3
Net gains on sales of investment securities	69	257	(188)	(73.2)
Investment brokerage income	162	65	97	149.2
Increase in cash surrender value of bank owned life insurance	200	184	16	8.7
Merchant processing income	137	110	27	24.5
Other income	375	292	83	28.4
Total noninterest income	$3,283	$3,101	$182	5.9%

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, data processing, advertising and marketing, and professional fees.  Total noninterest expense increased $1.8 million or 12.8%, to $16.0 million for 2017.  The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Salaries and employee benefits for 2017 were $8.1 million compared to $7.0 million for the prior year. The $1.1 million or 16.0% increase was due to several factors. The increase was due to several factors including the implementation of an in-house credit card program and additional operations personnel to support the continued loan and deposit growth. Unfilled open positions in the prior year, and new positions to accommodate growth, as well as annual merit raises contributed to the increase. The numbers of full time equivalent employees were 107 and 99 at December 31, 2017 and 2016, respectively. Also contributing to the increase was the deferral of less loan origination costs, in accordance with ASC 310-20. Another factor contributing to higher salaries and employee benefits expense was the partial reversal of incentive bonus accruals in 2016 that were fully accrued in 2017.

Occupancy and equipment expense totaled $1.7 million for the year ended December 31, 2017, unchanged from the prior year.

Discretionary spending on advertising and marketing increased by $57 thousand or 11.9% from the prior year.

Professional fees increased by $94 thousand or 19.0% in 2017 compared to 2016. As the result of an internal promotion, the position of Senior Risk Officer became open in August 2016 and remained unfilled through March 30, 2017. Additional professional fees were incurred from the engagement of an external consulting firm in the last quarter of 2016 to complete the 2016 internal audit plan. Their work was completed by mid-year 2017.

Data processing expense for 2017 was $185 thousand or 16.4% higher than 2016. The increase reflected additional processing costs incurred from the expansion of the core deposit customer base and the transition to a new core system during the year.

Bank Franchise Tax was $33 thousand or 9.0% higher for 2017 than for 2016. The increase in the Bank’s equity from retained earnings, and the reduction in real estate taxes paid on foreclosed properties, which are deducted from capital on the Bank Franchise return, were all factors contributing to the increase in the Bank Franchise Tax in 2017.

Losses on sales and writedowns of other real estate were $86 thousand higher in 2017 than 2016. During 2017, a property acquired in 2011 for $1.2 million, and carried at $599 thousand at December 31, 2016, was written down an additional $380 and sold for a $7 thousand gain before year end December 31, 2017. The prior year 2016 included another property on the books for $1.3 million that was sold for a loss of $91 thousand after being held by the bank for almost two years. The year 2017 included additional writedowns totaling $208 thousand. December 2016 included $405 thousand of writedowns on two foreclosed properties, one of which was sold in January 2017 with no further loss.

Other expenses were $1.7 million in 2017 compared to $1.4 million in 2016. Other expense includes compliance costs, office supplies and printing costs, and a number of other fees and expenses. More than a third of the $308 thousand increase was due to one-time costs incurred directly related to the core system conversion.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$8,098	$6,981	$1,117	16.0%
Occupancy and equipment expense	1,650	1,650	-	-
Advertising and marketing expense	537	480	57	11.9
Professional fees	588	494	94	19.0
Data processing expense	1,314	1,129	185	16.4
Bank franchise taxes	399	366	33	9.0
FDIC insurance expense	248	306	(58)	(19.0)
Losses on sales and writedowns of other real estate	581	495	86	17.4
Other real estate owned expense	106	97	9	9.3
Directors’ fees	410	411	(1)	(0.2)
Communications expense	176	162	14	8.6
ATM maintenance expense	197	228	(31)	(13.6)
Other expense	1,663	1,355	308	22.7
Total non-interest expense	$15,967	$14,154	$1,813	12.8%

Income Tax Expense

Income tax expense was $1.2 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively. The decrease was due to lower pre-tax earnings and the tax impact of expired incentive stock options in 2016, partially offset by adjustment to deferred tax assets. The Company incurred additional tax expense of $236 thousand in 2016 due to the expiration of stock options in the second quarter that were issued in 2006 and were never exercised. This charge was due to the reversal of tax benefits recorded previously that could not be realized due to the expiring options. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which required the Company's deferred tax assets and liabilities to be adjusted at that date, for the effect of the change in the corporate tax rate. This adjustment resulted in a net increase to federal income tax expense of $100 thousand during 2017. See Note 16 Income Taxes for a breakdown of current and deferred taxes and detail of the net deferred taxes at the end of both years.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

	December 31,
(Dollars In Thousands)	2017	2016	2015	2014	2013
Construction:
Residential	$15,221	$10,204	$11,779	$10,019	$6,768
Land acquisition, development & commercial	35,601	27,480	27,440	23,686	20,904
Real Estate:
Residential	121,649	111,626	100,268	86,269	72,934
Commercial	173,999	172,248	140,952	135,070	126,100
Commercial, industrial & agricultural	61,197	59,809	53,012	44,807	42,155
Equity lines	28,835	29,956	26,376	24,330	20,374
Consumer	7,693	7,668	7,531	7,498	8,698
Total loans	$444,195	$418,991	$367,358	$331,679	$297,933

As with most community banks, the loan portfolio is concentrated in commercial real estate loans, and comprised 39.2% and 41.1% of the total loan portfolio at December 31, 2017 and 2016, respectively. At December 31, 2017, there were no industry concentrations with outstanding balances representing 10% or more of total loans.

Maturities of Loans at December 31, 2017 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$12,587	$6,824	$19,411
One to five years	10,586	9,068	19,654
After five years	6,074	5,683	11,757
Total	$29,247	$21,575	$50,822

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$9,910	$13,327	$23,237
One to five years	20,044	13,458	33,502
After five years	3,371	1,087	4,458
Total	$33,325	$27,872	$61,197

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. Higher net charge offs during 2017 and loan growth resulted in a provision for loan losses for the year of $1.1 million compared to slightly less in the previous year.

Net charge offs for 2017 totaled $1.0 million, and included a partial charge off of $150 thousand for one loan. The loan had been current at the end of the quarter prior to the charge off. The remaining balance of $180 thousand is included in nonaccrual loans and is in the process of foreclosure. For 2016, net charge offs were $744 thousand.

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

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Potentially impaired loans may include current “watch list” credits that are rated special mention, substandard, or doubtful with a total combined credit relationship in excess of $100 thousand. Management individually reviews these potentially impaired loans based on generally accepted accounting standards related to receivables and makes a determination if the loan is in fact impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to sell, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. The factors considered in recognizing a loan as impaired are detailed in Note 1 Significant Accounting Policies. Impaired loans totaled $5.3 million on December 31, 2017, a decrease of $2.0 million from the same period in 2016. One of the impaired credits with a balance of $2.2 million on December 31, 2016 paid off early in January 2017 and another with a balance of $577 thousand paid off during the second quarter 2017. Three loan relationships totaling $1.0 million were added to impaired loans in 2017. One relationship totaling $115 thousand was upgraded and returned to accruing status in 2017. The remaining change in the balance year over year was due to payments. The were no specific reserves related to impaired loans at year end 2017 and $17 thousand at year end 2016 related to the aforementioned loan that was upgraded.

The credit quality of the remaining portfolio remained strong, and was evaluated collectively to ensure the adequacy of the general reserves for loan losses. The general component of the reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans.  In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans. From December 31, 2016 to December 31, 2017, the general component, including the unallocated component, increased $139 thousand. For the same period of time, the loans collectively evaluated rose $27 million to $439 million at the end of 2017.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. On a quarterly basis, management performs a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting probable losses in the loan portfolio. The unallocated component was $9 thousand and $122 thousand at December 31, 2017 and 2016, respectively. See Note 4 for a more detailed breakdown of the allowance for loan losses.

The Company's total reserves amounted to $3.8 million or 0.85% of total loans at December 31, 2017, compared to $3.6 million or 0.87% of total loans at December 31, 2016 and reflects the credit quality of the underlying loan portfolio. Despite an increase in nonperforming loans, the level of total non-performing assets steadily declined as the economy improved. The “Loans by Credit Quality Indicators” tables in Note 4 Allowance for Loan Losses reveal a $669 thousand increase in “Substandard Accruing” loans to $2.0 million at December 31, 2017, and a $12.9 million increase in “Special Mention” loans to $13.0 million. $10.7 million of the $13.0 million represents 14 loans to 12 different related entities. The entities entered into a Consent Judgement that requires them to distribute back pay and liquidated damages to the U.S. Department of Labor (DOL) to be distributed to the affected employees through September 30, 2019. Overall, the affected entities still cash flow and are well collateralized. Pass loans as a percent of total loans decreased from 99.4% at December 31, 2016 to 96.4% at December 31, 2017. Past due and accruing loans increased from 0.29% of total loans at December 31, 2016 to 0.67% at December 31, 2017.

Management considers economic information in determining the adequacy of the allowance for loan losses. The most recent economic activity report dated March 7, 2018 from the Federal Reserve (the Beige Book) indicated that the economy expanded at a modest to moderate pace across the 12 Federal Reserve Districts in January and February 2018. The local markets are largely shielded from national events and trends, but do tend to realize lagging effects in subsequent quarters. The Federal Reserve Bank of Richmond’s February 2018 Snapshot reported payroll employment expanded to 159,000, an increase of 0.44% for the Roanoke MSA, while Blacksburg’s MSA expanded to 92,000, an increase of 1.20% from the end of 2016 to the end of 2017. Management decreased the qualitative factors 5 basis points for national and local economic conditions in 2017. Should the economy change, the Bank will look to adjust the factors in future quarter analysis.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2017	2016	2015	2014	2013
Balance, beginning	$3,636	$3,298	$3,332	$3,721	$3,790
Provision charged to operating expense	1,142	1,082	−	−	125
Recoveries of amounts charged off	58	104	46	75	381
Loans charged off	(1,078)	(848)	(80)	(464)	(575)

Balance, ending	$3,758	$3,636	$3,298	$3,332	$3,721

Ratio of net charge-offs to average loans	0.23%	0.19%	0.01%	0.12%	0.07%

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

December 31,
(Dollars in thousands)	2017		2016		2015		2014		2013
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Construction:
Residential	$94	3.4%	$63	3.2%	$83	3.0%	$43	2.3%	$156	1.8%
Land acquisition, development & commercial	311	8.0	173	7.4	187	7.2	453	7.0	872	7.4
Real Estate:
Residential	955	27.4	866	27.3	1,047	26.0	833	24.5	867	25.3
Commercial	1,603	39.2	1,516	38.4	1,001	40.7	1,012	42.3	1,008	39.8
Commercial, industrial & agricultural	441	13.8	461	14.4	531	13.5	319	14.2	327	15.4
Equity lines	237	6.5	338	7.2	277	7.3	423	6.8	385	7.5
Consumer	108	1.7	97	2.1	85	2.3	65	2.9	63	2.8
Unallocated	9	—	122	—	87	—	184	—	43	—
Total allowance for loan losses	$3,758	100.0%	$3,636	100.0%	$3,298	100.0%	$3,332	100.0%	$3,721	100.0%

Investment Portfolio

At December 31, 2017, 2016 and 2015 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2017 and 2016 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2015.

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

Securities Available for Sale, Maturity Distribution and Average Yields

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$-	$-	-%
Maturing after 1 year and within 5 years	2,022	2,010	2.39
Maturing after 5 years and within 10 years	3,591	3,584	2.70
Maturing after 10 years	7,862	7,841	2.64
Mortgage backed securities and CMO’s:
Maturing within 1 year	−	−	−
Maturing after 1 year and within 5 years	484	479	1.83
Maturing after 5 years and within 10 years	2,900	2,858	2.23
Maturing after 10 years	20,960	20,644	2.45
Corporate securities:
Maturing within 1 year	−	−	−
Maturing after 1 year and within 5 years	−	−	−
Maturing after 5 years and within 10 years	6,991	7,067	4.69
Maturing after 10 years	−	−	−
Taxable municipal securities:
Maturing within 1 year	−	−	−
Maturing after 1 year and within 5 years	457	454	1.70
Maturing after 5 years and within 10 years	777	821	5.31
Maturing after 10 years	-	-	-
Nontaxable municipal securities:
Maturing within 1 year	245	245	−
Maturing after 1 year and within 5 years	-	-	1.45
Maturing after 5 years and within 10 years	1,465	1,481	2.73
Maturing after 10 years	7,769	7,860	3.55
Total Maturities	$55,523	$55,344	3.04%

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

Total deposits increased by $26.5 million or 5.9% from $450.8 million at December 31, 2016 to $477.3 million at December 31, 2017. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be significantly affected by market conditions. Core deposits increased by $24 million or 5.8% from $412.5 million at December 31, 2016 to $436.5 million at December 31, 2017. The $24 million increase was achieved while $9 million in higher costing retail CDs from CD only customers were not renewed. An additional $15.4 million in non-core brokered/wholesale funding was paid down during 2017.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

	Average Deposits and Rates Paid December 31,
	2017			2016			2015
(Dollars in thousands)	Amount	Rate		Amount	Rate		Amount	Rate
Non-interest bearing deposits	$107,072	−	%	$85,846	−	%	$61,975	−	%
Interest bearing accounts:
Checking	97,172	0.20		80,128	0.16		78,947	0.15
Money market savings	72,765	0.25		70,877	0.24		63,642	0.25
Regular savings	50,803	0.36		41,931	0.36		36,037	0.40
Time Deposits	139,792	1.23		149,969	1.18		139,282	1.06
Total Interest Bearing	360,532	0.63%		342,905	0.65%		317,908	0.60%
Total	$467,604			$428,751			$379,883

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2017	$9,431	$11,952	$24,690	$32,810	$78,883	16.53%

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $70.0 million at December 31, 2017, compared to $59.2 million at December 31, 2016. To provide a more stable source of liquidity, at the end of the fourth quarter 2015, the Company issued $7.5 million in subordinated notes. Liquidity trended downward during 2016 as the funds from the debt issuance were invested in earning assets, reduced debt and reliance on brokered deposits, and were utilized in other ways to contribute to overall profitability. Liquidity returned to more normalized levels throughout 2017.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At December 31, 2017, the Company had borrowed $11.0 million of the $21.5 million of lendable collateral value, leaving $10.5 million of unused credit immediately available. The Company also had $36.5 million of fed funds lines of credit available at the end of 2017. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At December 31, 2017, there were no advances on the fed funds or credit lines.

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

Interest rate sensitivity at December 31, 2017 is summarized in the table below

	Interest Rate Sensitivity
Rate Shock	Net Interest Income (NII)	NII Change from Level
+400	$19,355	5.95%
+300	19,092	4.51%
+200	18,791	2.86%
+100	18,506	1.30%
Level	18,268
-100	18,231	-0.20%
-200	18,111	-0.86%
-300	17,923	-1.89%

The shifts in net interest income due to rate shocks are all within our policy limits. Recent growth in both the loan and investment portfolios has been in fixed rate products decreasing the impact of interest rate shocks on net interest income. Net interest income continues to increase with increases in interest rates.

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

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$5,975	$3,632	$28,096	$20,191	$57,894
Interest-bearing deposits in other banks	12,583	—	—	—	12,583
Loans	118,841	58,886	215,918	50,550	444,195
Loans held for sale	1,587	—	—	—	1,587
Federal funds sold	180	—	—	—	180
Total	$139,166	$62,518	$244,014	$70,741	$516,439
Cumulative totals	$139,166	$201,684	$445,698	$516,439
Interest Bearing Liabilities
Interest checking	$114,698	$—	$—	$—	$114,698
Savings	54,534	—	—	—	54,534
Money market	69,673	—	—	—	69,673
Time deposits	18,730	55,378	57,351	—	131,459
FHLB borrowings	4,323	4,975	1,730	—	11,028
Subordinated notes	—	—	7,254	—	7,254
Other borrowings	1,558	—	—	—	1,558
Total	263,516	60,353	66,335	—	390,198
Cumulative totals	263,516	323,863	390,198	390,198
Interest sensitivity gap	$(124,350)	$2,165	$177,679	$70,741	$126,235
Cumulative interest sensitivity gap	$(124,350)	$(122,185)	$55,494	$126,235
Cumulative interest sensitivity gap to total interest earning assets	(24.08%)	(23.66%)	10.76%	24.44%

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

At December 31, 2017 and December 31, 2016, the Company had stockholders’ equity of $50.9 million and $48.2 million, respectively, an increase of $2.7 million or 5.6%. The remaining preferred shares were converted to common stock in June, 2016 eliminating the dividend of 6% per year in future quarters. Each share of Series C preferred stock converted into 166.4 shares of common stock, which was comprised of the conversion factor of 160 plus the benefit of the 4% stock dividend of 6.4 additional shares.  The total number of share added from the conversion, including the benefit of the stock dividend was 2,263,037.

The 4% common stock dividend declared by the Board of Directors on May 10, 2016 to common shareholders of record June 9, 2016 was distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177 to a total of 5,763,944 on July 11, 2016. The stock dividend shifted $1.3 million from retained earnings to common stock and surplus. The ability to pay dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. No cash dividends were paid to common stockholders in 2017 or 2016. The Company must consider different factors to ensure that any future dividends to common stockholders would be prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. The Company had $3.8 million in retained earnings at the end of 2017.

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

The Company met the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at December 31, 2017, and December 31, 2016.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	December 31,
(Dollars in thousands)	2017	2016
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,226	32,078
Retained Earnings	10,551	8,008
Common Equity Tier 1 Capital	57,474	54,783
Tier 1 Capital:
Tier 1 Minority Interest	25	17
Tier 1 Capital	57,499	54,800
Total Capital:
Allowance for Loan Losses (allowable portion)	3,758	3,636
Total Capital	$61,257	$58,436

Capital Ratios:
Total Capital to Risk-Weighted Assets	12.48%	12.59%
Tier 1 Common Equity to Risk-Weighted Assets	11.71%	11.80%
Tier 1 Capital to Risk-Weighted Assets	11.72%	11.80%
Tier 1 Capital to Average Assets	10.39%	10.67%

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

Note 17 provides additional detail regarding commitments at the end of 2017 and 2016. There are no commitments to extend credit on impaired loans.

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

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2017 and 2016

Consolidated Statements of Income, Years Ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows, Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Consolidated Balance Sheets

December 31, 2017 and 2016

Dollars in Thousands, Except Share and Per Share Data	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$21,714	$18,229
Federal funds sold	180	42
Securities available for sale, at fair value	55,344	52,975
Restricted equity securities, at cost	2,371	2,213
Loans held for sale	1,587	678
Loans, net of allowance for loan losses of $3,758 in 2017 and $3,636 in 2016	440,437	415,355
Property and equipment, net	12,937	13,371
Other real estate owned, net of valuation allowance of $797 in 2017 and $825 in 2016	3,249	3,794
Bank owned life insurance	8,669	7,469
Accrued income	2,681	2,289
Other assets	1,084	875
Total assets	$550,253	$517,290

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$106,956	$91,354
Interest-bearing	370,364	359,494
Total deposits	477,320	450,848
Federal Home Loan Bank borrowings	11,028	8,000
Subordinated notes	7,254	7,224
Other borrowings	1,558	1,117
Accrued interest payable	368	386
Other liabilities	1,833	1,490
Total liabilities	499,361	469,065

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,775,597 (includes 32,087 restricted shares) at December 31, 2017 and 5,760,735 (includes 31,546 restricted shares) at December 31, 2016	28,777	28,765
Surplus	17,980	17,833
Retained earnings	3,767	1,247
Accumulated other comprehensive loss	(141)	(56)
Total HomeTown Bankshares Corporation stockholders’ equity	50,383	47,789
Noncontrolling interest in consolidated subsidiary	509	436
Total stockholders’ equity	50,892	48,225
Total liabilities and stockholders’ equity	$550,253	$517,290

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the years ended December 31, 2017 and 2016

Dollars in Thousands, Except Share and Per Share Data	2017	2016
Interest and dividend income:
Loans and fees on loans	$18,973	$17,711
Taxable investment securities	1,031	837
Nontaxable investment securities	308	388
Dividends on restricted stock	132	131
Other interest income	225	107
Total interest and dividend income	20,669	19,174
Interest expense:
Deposits	2,282	2,216
Subordinated notes	537	536
Other borrowed funds	227	266
Total interest expense	3,046	3,018
Net interest income	17,623	16,156
Provision for loan losses	1,142	1,082
Net interest income after provision for loan losses	16,481	15,074

Noninterest income:
Service charges on deposit accounts	544	669
ATM and interchange income	837	670
Mortgage banking	959	854
Gains on sales of investment securities, net	69	257
Other income	874	651
Total noninterest income	3,283	3,101

Noninterest expense:
Salaries and employee benefits	8,098	6,981
Occupancy and equipment expense	1,650	1,650
Data processing expense	1,314	1,129
ATM maintenance expense	197	228
Advertising and marketing expense	537	480
Professional fees	588	494
Bank franchise taxes	399	366
FDIC insurance expense	248	306
Losses on sales and writedowns of other real estate owned, net	581	495
Other real estate owned expense	106	97
Directors’ fees	410	411
Other expense	1,839	1,517
Total noninterest expense	15,967	14,154
Net income before income taxes	3,797	4,021
Income tax expense	1,228	1,440
Net income	2,569	2,581
Less net income attributable to non-controlling interest	73	62
Net income attributable to HomeTown Bankshares Corporation	2,496	2,519
Effective dividends on preferred stock	–	408
Net income available to common stockholders	$2,496	$2,111
Basic earnings per common share	$0.43	$0.45
Diluted earnings per common share	$0.43	$0.37
Weighted average common shares outstanding	5,769,752	4,652,853
Diluted weighted average common shares outstanding	5,804,382	5,776,292

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2017 and 2016

Dollars in Thousands	2017	2016
Net income	$2,569	$2,581

Other comprehensive loss:
Net unrealized holding losses on securities available for sale during the period	(25)	(428)
Deferred income tax benefit on unrealized holding losses on securities available for sale	9	146
Reclassification adjustment for gains on sales of investment securities included in net income	(69)	(257)
Tax expense related to realized gains on securities sold	24	87
Total other comprehensive loss	(61)	(452)
Comprehensive income	2,508	2,129
Less: comprehensive income attributable to the non-controlling interest	73	62
Comprehensive income attributable to HomeTown Bankshares Corporation	$2,435	$2,067

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2017 and 2016

Dollars in Thousands, Except Share

	Preferred Stock Series C	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2015	$12,893	$16,801	$15,484	$443	$396	$374	$46,391
Net income				2,519		62	2,581
Other comprehensive loss, net of tax					(452)		(452)
Net settlement of restricted stock vesting (8,519 shares, net)		(16)	(13)				(29)
Preferred stock dividend paid				(408)			(408)
Common stock dividend issued		665	637	(1,307)			(5)
Conversion of preferred stock to common stock	(12,893)	11,315	1,578				–
Stock based compensation			147				147
Balance, December 31, 2016	–	28,765	17,833	1,247	(56)	436	48,225
Net income				2,496		73	2,569
Other comprehensive loss, net of tax					(61)		(61)
Net settlement of restricted stock vesting (9,821 shares, net)		(10)	(10)				(20)
Exercise of stock options (4,500 shares)		22	9				31
Reclassification of stranded tax effects from change in tax rate				24	(24)		–
Stock based compensation			148				148
Balance, December 31, 2017	$–	$28,777	$17,980	$3,767	$(141)	$509	$50,892

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

Dollars in Thousands	2017	2016
Cash flows from operating activities:
Net income	$2,569	$2,581
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	726	754
Provision for loan losses	1,142	1,082
Amortization of premium on securities, net	465	591
Amortization of discount on subordinated notes	30	30
Gains on sales of loans held for sale	(690)	(626)
Losses on sales and writedowns of other real estate, net	581	495
Gains on sales of investment securities	(69)	(257)
Net losses on fixed assets disposals	-	13
Increase in value of life insurance contracts	(200)	(184)
Stock compensation expense	148	147
Originations of loans held for sale	(33,611)	(25,897)
Proceeds from sales of loans held for sale	33,392	27,488
Changes in assets and liabilities:
Accrued income	(392)	(232)
Other assets	(53)	96
Deferred taxes, net	(123)	(56)
Accrued interest payable	(18)	14
Other liabilities	343	229
Net cash flows provided by operating activities	4,240	6,268
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(138)	1,287
Purchases of available for sale securities	(23,403)	(15,829)
Sales, maturities, and calls of available for sale securities	20,544	14,379
Redemptions (purchase) of restricted equity securities, net	(158)	322
Net increase in loans	(27,248)	(52,858)
Proceeds from sales of other real estate	988	1,429
Purchases of bank owned life insurance	(1,000)	(1,000)
Purchases of property and equipment	(292)	(130)
Net cash flows used in investing activities	(30,707)	(52,400)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	15,602	14,086
Net increase in interest-bearing deposits	10,870	37,216
Net increase (decrease) in FHLB borrowings	3,028	(14,000)
Net increase (decrease) in other borrowings	441	(1,244)
Exercise of stock options	31	–
Preferred stock dividend payment	–	(408)
Net settlement of vested restricted stock and cash in lieu of fractional shares	(20)	(34)
Net cash flows provided by financing activities	29,952	35,616
Net increase (decrease) in cash and cash equivalents	3,485	(10,516)
Cash and cash equivalents, beginning	18,229	28,745
Cash and cash equivalents, ending	$21,714	$18,229
Supplemental disclosure of cash flow information:
Cash payments for interest	$3,064	$2,974
Cash payments for income taxes	$1,461	$1,368
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans to other real estate owned	$1,024	$481
Change in unrealized gains and losses on available for sale securities	$(94)	$(685)
Conversion of preferred stock to common stock	$–	$12,893

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

Restricted Equity Securities

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), the Bank is required to maintain certain minimum investments in the capital stock of the FRB and FHLB. The Company’s investment in these securities is recorded at cost, based on the redemption provisions of the FRB and FHLB.

Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination.  These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold.  These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government sponsored enterprises (conforming loans).  In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk.  Loans held for sale are carried at fair value.  Gains and losses on sales of loans are recognized at the loan closing date and are included in noninterest income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. There are no unrecognized tax benefits as of December 31, 2017 and 2016.

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).” The Company early adopted this new standard in the current year. ASU 2018-02 requires reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of the newly enacted federal income tax rate on items included in AOCI. The amount of this reclassification in 2017 was $24 thousand.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments became effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments were required to be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The adoption of ASU 2016-07 did not have a material impact on the Company’s consolidated financial statements.

In  June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Bank has formed a committee to address the compliance requirements, data gathering, archiving and analysis efforts.  The Bank plans to begin tracking data during the 2nd quarter of 2018 and will reassess its position during the 4th quarter of 2018.  Additionally, the Bank has begun to analyze various software solutions that will assist in complying with this Standard.

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

Note 2. Investment Securities

Amortized cost and fair value of securities available for sale are as follows:

(Dollars In Thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$13,475	$61	$(101)	$13,435
Mortgage-backed securities and CMO’s	24,344	12	(375)	23,981
Corporate securities	6,991	118	(42)	7,067
Municipal securities	10,713	213	(65)	10,861
	$55,523	$404	$(583)	$55,344

(Dollars In Thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$12,422	$118	$(96)	$12,444
Mortgage-backed securities and CMO’s	19,979	54	(265)	19,768
Corporate securities	5,000	66	-	5,066
Municipal securities	15,659	266	(228)	15,697
	$53,060	$504	$(589)	$52,975

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

At December 31, 2017, the Company does not consider any security in an unrealized loss position to be other-than-temporarily impaired.

U.S. Government agency securities. The unrealized losses on twenty-four of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Mortgage-backed securities and CMO’s. The unrealized losses on thirty-five of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Corporate securities. The unrealized losses on two of the Company’s investments in corporate securities were caused by increases in market interest rates over the yield available at the time the security was purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2017.

Municipal securities. The unrealized losses on six of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and credit spreads, and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2017 and 2016.

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$6,859	$(44)	$2,995	$(57)	$9,854	$(101)
Mortgage-backed securities and CMO’s	15,624	(192)	7,386	(183)	23,010	(375)
Corporate securities	1,438	(42)	-	-	1,438	(42)
Municipal securities	453	(3)	2,332	(62)	2,785	(65)
	$24,374	$(281)	$12,713	$(302)	$37,087	$(583)

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$3,492	$(32)	$3,491	$(64)	$6,983	$(96)
Mortgage-backed securities and CMO’s	14,232	(235)	1,474	(30)	15,706	(265)
Corporate Securities	500	(-)	-	(-)	500	(-)
Municipal securities	6,967	(223)	262	(5)	7,229	(228)
	$25,191	$(490)	$5,227	$(99)	$30,418	$(589)

The amortized cost and estimated fair value of securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Fair Value
Less than one year	$245	$245
Over one through five years	2,963	2,942
Over five through ten years	15,725	15,811
Greater than 10 years	36,590	36,346
	$55,523	$55,344

Proceeds from the sales, maturities and calls of securities available for sale in 2017 and 2016 were $20.5 million and $14.4 million, respectively. The Company realized $69 thousand in net gains on sales of forty-five available for sale securities in 2017, compared to $257 thousand from the sales of fourteen securities in the prior year.  The net gain in 2017 included gross gains of $170 thousand net of gross losses of $101 thousand. The prior year included gross gains of $262 thousand and gross losses of $5 thousand. Total pledged securities had a fair market value of $4.0 million at December 31, 2017 and $6.2 million at December 31, 2016. At December 31, 2017, securities having a fair market value of $2.3 million were pledged to secure public deposits, securities pledged to secure Federal Home Loan Bank borrowings totaled $112 thousand, and $1.6 million in securities were pledged for other purposes.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2017 and 2016 were as follows:

(Dollars In Thousands)	December 31,
	2017	2016
Construction:
Residential	$15,221	$10,204
Land acquisition, development & commercial	35,601	27,480
Real Estate:
Residential	121,649	111,626
Commercial	173,999	172,248
Commercial, industrial & agricultural	61,129	59,702
Equity lines	28,835	29,956
Consumer	7,693	7,668
Overdrafts	68	107
Total loans	444,195	418,991
Less allowance for loan losses	(3,758)	(3,636)
Loans, net	$440,437	$415,355

The past-due and nonaccrual status of loans as of December 31, 2017 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past-Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$15,221	$15,221	$–
Land acquisition, development & commercial	43	–	274	317	35,284	35,601	274
Real Estate:
Residential	589	870	546	2,005	119,644	121,649	173
Commercial	278	19	209	506	173,493	173,999	209
Commercial, industrial & agricultural	130	143	392	665	60,532	61,197	403
Equity lines	544	49	–	593	28,242	28,835	49
Consumer	17	2	36	55	7,638	7,693	36
Total	$1,601	$1,083	$1,457	$4,141	$440,054	$444,195	$1,144

The past-due and nonaccrual status of loans as of December 31, 2016 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due		60-89 Days Past-Due		90 Days or More Past-Due		Total Past-Due		Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$	−	$	−	$	−	$	−	$10,204	$10,204	$	−
Land acquisition, development & commercial		−		−		−		−	27,480	27,480		−
Real Estate:
Residential		672		193		577		1,442	110,184	111,626		577
Commercial		115		−		−		115	172,133	172,248		336
Commercial, industrial & agricultural		60		33		−		93	59,716	59,809		11
Equity lines		258		−		−		258	29,698	29,956		−
Consumer		8		6		4		18	7,650	7,668		−
Total		$1,113		$232		$581		$1,926	$417,065	$418,991		$924

There was one loan, totaling $373 thousand that was past due ninety days or more and still accruing interest at December 31, 2017. There were two residential real estate loans totaling $4 thousand that were past due ninety days or more and still accruing interest at December 31, 2016.

Impaired loans, which include TDRs of $4.1 million, and the related allowance at December 31, 2017, were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		181		331	–		331		10
Real Estate:
Residential		360		640	–		638		30
Commercial		4,098		4,273	–		4,166		161
Commercial, industrial & agricultural		379		379	–		379		15
Equity lines		299		299	–		300		14
Consumer		−		−	–		−		−
Total loans with no allowance		$5,317		$5,922	$–		$5,814		$230

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		−		−		−		54		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−		$54	$	−

Impaired loans, which include TDRs of $6.4 million, and the related allowance at December 31, 2016, were as follows:

With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		−		−	–		−		−
Real Estate:
Residential		770		770	–		629		(11)
Commercial		6,380		6,556	–		6,521		255
Commercial, industrial & agricultural		11		11	–		11		−
Equity lines		−		−	–		−		−
Consumer		−		−	–		−		−
Total loans with no allowance		$7,161		$7,337	$–		$7,161		$244

With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		115		115		17		122		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance		$115		$115		$17		$122	$	−

Troubled Debt Restructurings

At December 31, 2017, four loans totaling $4.1 million were classified as troubled debt restructurings (“TDRs”). Two of the four loans totaling $3.9 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2017. The other two loans from one borrower totaled $219 thousand and were on nonaccrual status at year end 2017. All four TDRs were current with their restructured terms at December 31, 2017.

At December 31, 2016, five loans totaling $6.4 million were classified as troubled debt restructurings. Three of the five loans totaling $6.2 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2016. The other two loans from one borrower totaled $231 thousand and were on nonaccrual status at year end 2016. All five TDRs were current with their restructured terms at December 31, 2016.

There was no valuation allowance related to total TDRs at December 31, 2017 or December 31, 2016.

No loans were modified in a TDR during the years ended December 31, 2017 or December 31, 2016.

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

 Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$31	$94	$	−	$94	$15,221	$	−	$15,221
Land acquisition, development & commercial	173		(150)		−	288	311		−	311	35,601		181	35,420
Real estate:
Residential	866		(293)		−	382	955		−	955	121,649		360	121,289
Commercial	1,516		(454)		43	498	1,603		−	1,603	173,999		4,098	169,901
Commercial, industrial & agricultural	461		(80)		−	60	441		−	441	61,197		379	60,818
Equity lines	338		−		−	(101)	237		−	237	28,835		299	28,536
Consumer	97		(101)		15	97	108		−	108	7,693		−	7,693
Unallocated	122		−		−	(113)	9		−	9	−		−	−
Total	$3,636		$(1,078)		$58	$1,142	$3,758	$	−	$3,758	$444,195		$5,317	$438,878

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2016	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$83	$	−	$	−	$(20)	$63	$	−	$63	$10,204	$	−	$10,204
Land acquisition, development & commercial	187		(2)		−	(12)	173		−	173	27,480		−	27,480
Real estate:
Residential	1,047		(4)		45	(222)	866		−	866	111,626		770	110,856
Commercial	1,001		(606)		−	1,121	1,516		17	1,499	172,248		6,495	165,753
Commercial, industrial & agricultural	531		(34)		−	(36)	461		−	461	59,809		11	59,798
Equity lines	277		(99)		10	150	338		−	338	29,956		−	29,956
Consumer	85		(103)		49	66	97		−	97	7,668		−	7,668
Unallocated	87		−		−	35	122		−	122	−		−	−
Total	$3,298		$(848)		$104	$1,082	$3,636		$17	$3,619	$418,991		$7,276	$411,715

Loans by credit quality indicators as of December 31, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total
Construction loans:
Residential	$15,221	$	−	$	−	$	−	$	−	$15,221
Land acquisition, development & commercial	31,433		3,987		−		181		−	35,601
Real estate loans:
Residential	120,575		342		559		−		173	121,649
Commercial	165,760		7,386		644		209		−	173,999
Commercial, industrial, agricultural	59,042		1,249		503		379		24	61,197
Equity lines	28,536		−		299		−		−	28,835
Consumer	7,658		−		−		35		−	7,693
Total Loans	$428,225		$12,964		$2,005		$804		$197	$444,195

At December 31, 2017, the Company does not have any loans classified as Loss.

Loans by credit quality indicators as of December 31, 2016 were as follows:

(Dollars In Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Total
Construction loans:
Residential	$10,204	$	−	$	−	$	−	$10,204
Land acquisition, development & commercial	27,480		−		−		−	27,480
Real estate loans:
Residential	110,856		−		193		577	111,626
Commercial	171,369		−		543		336	172,248
Commercial, industrial, agricultural	59,120		78		600		11	59,809
Equity lines	29,956		−		−		−	29,956
Consumer	7,668		−		−		−	7,668
Total Loans	$416,653		$78		$1,336		$924	$418,991

At December 31, 2016, the Company did not have any loans classified as Doubtful or Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for 2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	1,024	—	1,024
Writedowns	—	(588)	(588)
Sales	(1,597)	616	(981)
Balance at the end of the year	$4,046	$(797)	$3,249

Changes in other real estate owned for 2016 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$5,657	$(420)	$5,237
Additions	481	—	481
Writedowns	—	(405)	(405)
Sales	(1,519)	—	(1,519)
Balance at the end of the year	$4,619	$(825)	$3,794

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2017 and December 31, 2016 were as follows:

(Dollars in Thousands)	2017	2016
Residential lots	$1,745	$2,234
Residential development	-	423
Residential real estate	1,024	-
Commercial lots	90	90
Commercial buildings	390	1,047
Total Other Real Estate Owned	$3,249	$3,794

Other real estate owned related expenses in the consolidated statements of income for the years ended December 31, 2017 and December 31, 2016 include:

(Dollars in Thousands)	2017	2016
Net (gain)/loss on sales	$(7)	$90
Provision for unrealized losses	588	405
Operating expenses	106	97
Total Other Real Estate Owned	$687	$592

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2017 and 2016 were as follows:

(Dollars in Thousands)	2017	2016
Land	$4,309	$4,309
Buildings and improvements	8,617	8,617
Leasehold improvements	2,154	2,156
Furniture and equipment	2,314	3,214
Software	296	556
Construction in process	4	10
Property and equipment, total	17,694	18,862
Less accumulated depreciation and amortization	4,757	5,491
Property and equipment, net	$12,937	$13,371

Depreciation and amortization expense was $726 thousand and $754 thousand for the years ended December 31, 2017 and 2016, respectively.

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

The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2017 were as follows:

(Dollars In Thousands)	2017
2018	$288
2019	274
2020	274
2021	268
2022	270
Thereafter	875
Total	$2,249

Rent expense for the years ended December 31, 2017 and 2016 was $304 thousand and $307 thousand, respectively, and is included in occupancy and equipment expense on the Company’s consolidated statements of income.

Note 7. Deposits

The aggregate amount of time deposits in denominations of over $250,000 at December 31, 2017 and 2016 were $8.3 million and $9.8 million, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2017
2018	$76,524
2019	27,215
2020	14,492
2021	6,355
2022 and thereafter	6,878
Total	$131,464

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2017 and 2016, brokered deposits totaled $33.1 million and $28.5 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets. There were no deposit relationships over 5% of total deposits at the end of 2017.

Note 8. Federal Home Loan Bank Borrowings

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $11.0 million and $8.0 million as of December 31, 2017 and 2016, respectively. The Federal Home Loan Bank debt at December 31, 2017 is comprised of five fixed rate advances totaling $11.0 million.

At December 31, 2017 and 2016, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2017	2016
January 14, 2015	January 16, 2018	Quarterly	1.090%	$4,000	$4,000
August 19, 2016	August 20, 2018	Quarterly	2.535%	4,000	4,000
January 3, 2017	January 3, 2020	N/A	1.500%	695	-
February 3, 2017	February 3, 2020	N/A	1.490%	722	-
May 3, 2017	May 4, 2010	N/A	1.580%	1,611	-
				$11,028	$8,000

The Company had collateral pledged on these borrowings at December 31, 2017, including real estate loans totaling $21.4 million, investment securities totaling $103 thousand, and Federal Home Loan Bank stock with a book value of $967 thousand.

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

(Dollars in Thousands)
As of December 31, 2017	Principal	Unamortized Debt Issuance Costs	Net
Subordinated notes	$7,500	$246	$7,254

(Dollars in Thousands)
As of December 31, 2016	Principal	Unamortized Debt Issuance Costs	Net
Subordinated notes	$7,500	$276	$7,224

For the years ended December 31, 2017 and 2016, the average effective interest rate was 7.41% and 7.44%, respectively.

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

Note 10. Other Borrowings

Other borrowings consist of the following at December 31, 2017 and 2016:

(Dollars In Thousands)	2017	2016
Securities sold under agreements to repurchase	$-	$452
Warehouse line of credit	1,558	665
	$1,558	$1,117

Weighted average interest rate at December 31	4.11%	2.07%

Securities sold under agreements to repurchase are secured transactions with customers and generally mature the day following the day sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The warehouse line of credit is a short-term revolving credit facility used to fund mortgage loans originations until the underlying loan is sold. The amount borrowed on the $5.0 million warehouse line of credit was $1.6 million at year end 2017 at a rate of LIBOR plus 2.75%. The Company had $36.5 million of federal funds lines of credit available at year-end 2017. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At December 31, 2017 and 2016, there were no advances on the federal funds or credit lines.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,435	$–	$13,435	$–
Mortgage-backed securities and CMO’s	23,981	–	23,981	–
Corporate securities	7,067	–	7,067	–
Municipal securities	10,861	–	10,861	–

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$12,444	$–	$12,444	$–
Mortgage-backed securities and CMO’s	19,768	–	19,768	–
Corporate securities	5,066	–	5,066	–
Municipal securities	15,697	–	15,697	–

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016.

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$1,587	$–	$1,587	$–
Other real estate owned	3,249	–	–	3,249

(Dollars in Thousands)		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans, net of valuation allowance	$98	$–	$–	$98
Loans held for sale	678	–	678	–
Other real estate owned	3,794	–	–	3,794

At December 31, 2017 and December 31, 2016, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$2,254	Discounted appraised value	Selling cost	6%	-	10%	(8%	)
			Discount for lack of marketability and age of appraisal	0%	-	43%	(7%	)

	$995	Internal evaluations	Internal evaluations	19%	-	19%	(19%	)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2016:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)
Impaired loans	$98	Discounted appraised value	Residual cash flows discount rate	6%	-	6%	(6%	)

Other real estate owned	$1,560	Discounted appraised value	Selling cost	6%	-	6%	(6%	)
			Discount for lack of marketability and age of appraisal	4%	-	12%	(10%	)

	$2,234	Internal evaluations	Internal evaluations	4%	-	54%	(24%	)

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

Off-balance sheet financial instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. At December 31, 2017 and 2016, the fair value of loan commitments and standby letters of credit was deemed to be immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2017:

(Dollars in Thousands)		Fair value at December 31, 2017
Description	Carrying value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$21,714	$21,714	$–	$–	$21,714
Federal funds sold	180	180	–	–	180
Securities available for sale	55,344	–	55,344	–	55,344
Restricted equity securities	2,371	–	2,371	–	2,371
Loans held for sale	1,587	–	1,587	–	1,587
Loans, net	440,437	–	–	438,449	438,449
Bank owned life insurance	8,669	–	8,669	–	8,669
Accrued income	2,681	–	2,681	–	2,681
Financial liabilities
Total deposits	477,320	–	477,599	–	477,599
FHLB borrowings	11,028	–	11,150	–	11,150
Subordinated notes	7,254	–	7,890	–	7,890
Other borrowings	1,558	–	1,558	–	1,558
Accrued interest payable	368	–	368	–	368

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2016:

(Dollars In Thousands)		Fair value at December 31, 2016
Description	Carrying value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$18,229	$17,479	$760	$–	$18,239
Federal funds sold	42	42	–	–	42
Securities available for sale	52,975	–	52,975	–	52,975
Restricted equity securities	2,213	–	2,213	–	2,213
Loans held for sale	678	–	678	–	678
Loans, net	415,355	–	–	415,039	415,039
Bank owned life insurance	7,469	–	7,469	–	7,469
Accrued income	2,289	–	2,289	–	2,289
Financial liabilities
Total deposits	450,848	–	451,385	–	451,385
FHLB borrowings	8,000	–	8,031	–	8,031
Subordinated notes	7,224	–	8,012	–	8,012
Other borrowings	1,117	–	1,117	–	1,117
Accrued interest payable	386	–	386	–	386

Note 12. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders for the years ended December 31, 2017 and 2016, as all of the Series C Preferred Stock was converted to common stock during 2016.

	For the Years Ended December 31,
	2017			2016
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,769,752	$2,496	$0.43	4,652,853	$2,111	$0.45
Effect of dilutive securities:
Convertible preferred stock	−	−	−	1,112,970	−	(0.08)
Dilutive stock options	34,630	−	−	10,469	−	−
Earnings per common share, diluted	5,804,382	$2,496	$0.43	5,776,292	$2,111	$0.37

At December 31, 2017 and 2016, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 38,500 and 190,531, respectively. Non-vested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in dividends during the vesting period.

Note 13. Stock Based Compensation

The Company recorded stock based compensation expense of $148 thousand and $147 thousand for the years ended December 31, 2017 and 2016, respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2017 or 2016. Compensation expense is charged to income ratably over the vesting period and was $71 thousand in 2017 and $75 thousand in 2016. As of December 31, 2017, there was $140 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next two years.  At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2016	201,000	$7.80
Granted	–	–
Exercised	(4,500)	6.90
Expired	(9,500)	8.69
Forfeited	–	–
Balance at December 31, 2017	187,000	$7.78	$641,131	5.62
Exercisable at December 31, 2017	125,800	$8.21	$379,568	4.96

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2017.

In 2009, the Board of Directors authorized 137,280 shares, restated for the 4% stock dividend distributed July 11, 2016, of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $77 thousand in 2017 and $72 thousand in 2016. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2017 was $10.24 compared to $9.09* in 2016.  The Company granted 13,258 and 11,149* shares of restricted stock under the plan in 2017 and 2016, respectively.

As of December 31, 2017, there was $216 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2022. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2017		2016
	Shares	Weighted- Average Grant Date Fair Value	Shares		Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	31,546	$7.03	39,352	*	$6.00	*
Granted	13,258	10.24	11,149	*	9.09	*
Vested	(11,920)	6.18	(12,167	)*	5.63	*
Forfeited	(797)	8.37	(6,788	)*	6.99	*
Nonvested at the end of the period	32,087	$8.63	31,546	*	$7.03	*

* Restated for the 4% stock dividend distributed July 11, 2016.

Note 14. Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income. The Supplemental Executive Retirement Plan (the “SERP”) provides lifetime payments equal to 20% of a participant’s average annual base salary for the five years immediately prior to retirement. There is an incentive formula with an additional benefit of 20% of a participant’s average annual base salary for the five years immediately prior to retirement if performance targets set by the Board of Directors are met. The SERP contains provisions for disability and survivor benefits, a benefits vesting schedule based on age attained and automatic full vesting in the event of a change in control of the Company. During 2016, the SERP was increased to provide for the individual who filled the position of Chief Financial Officer (CFO), upon the former CFO’s retirement. Accrued deferred compensation expense under the SERP, included in other liabilities, totaled $1.0 million and $666 thousand at the end of 2017 and 2016, respectively. Compensation expense related to the SERP was $357 thousand for 2017 compared to $351 thousand for 2016. The funding mechanism for the plan is Bank Owned Life Insurance policies on the lives of the participants.

Note 15. Employee Benefit Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $263 thousand and $240 thousand for the years ended December 31, 2017 and 2016, respectively.

Note 16. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2014.

The current and deferred components of income tax expense for the periods ended December 31, 2017 and 2016 are as follows:

(Dollars In Thousands)	2017	2016
Current	$1,351	$1,496
Deferred	(123)	(56)
Income tax expense	$1,228	$1,440

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $100 thousand, recorded as a result of the enactment of H.R.1 Tax Cuts and Jobs Act on December 22, 2017. The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018

Rate Reconciliation

Total income tax expense differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following.

(Dollars In Thousands)	2017	2016
Tax at statutory federal rate	$1,291	$1,367
Tax-exempt interest income	(116)	(201)
Cash surrender value of life insurance	(68)	(63)
Incentive stock options	24	261
Tax impact from enacted change in tax rate	100	–
Other	(3)	76
Income tax expense	$1,228	$1,440

Deferred Income Tax Analysis

The significant components of net deferred taxes at December 31, 2017 and 2016 are summarized as follows:

(Dollars In Thousands)	2017	2016
Deferred tax assets
Pre-opening expenses	$28	$62
Allowance for loan losses	528	693
Deferred compensation	215	226
Other real estate expenses	187	280
Unrealized loss on securities available for sale	38	29
Nonaccrual loan interest	9	17
Other	17	21
Deferred tax asset	1,022	1,328

Deferred tax liabilities
Property and equipment	230	305
Deferred loan fees	613	980
Other	17	13
Deferred tax liability	860	1,298
Net deferred tax asset	$162	$30

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

A summary of the Company’s commitments at December 31, 2017 and 2016 is as follows (dollars in thousands):

(Dollars In Thousands)	2017	2016

Commitments to extend credit	$109,285	$102,277

Standby letters of credit	6,711	4,255

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2017 and 2016, these reserve balances amounted to $9.6 million and $6.6 million, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits. Balances in excess of FDIC insured amounts totaled $5.9 million and $7.2 million at December 31, 2017 and 2016, respectively.

Purchase Obligation

On November 1, 2015, the Company entered into a three year marketing agreement involving naming, advertising, and sponsorship rights. This agreement was replaced with a new agreement effective July 1, 2016. The new term was for three years, with options for a fourth and fifth year, and expanded the exclusivity of marketing rights and increased signage. In relation to these agreements, the Company expensed $55.0 thousand and $57.5 thousand in 2017 and 2016, respectively. The agreement obligates the Company to pay $65.0 thousand in 2018 and $32.5 thousand for the first half of 2019 for these rights.

Note 18. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2017, there was $3.8 million in retained earnings available from which to pay dividends to common stockholders. No cash dividends were paid to common stockholders in 2017 or 2016. A stock dividend was distributed in 2016 and is discussed in Note 20 Capital Transactions.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2017 and 2016, the most recent regulatory notifications categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

The new rules introduced the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer. The final new capital rules required the Company to comply with the following new minimum capital ratios (including the capital conservation buffer), effective January 1, 2017 and 2016, respectively: (1) a new common equity Tier 1 capital ratio of 5.75% and 5.125% of risk-weighted assets; (2) a Tier 1 capital ratio of 7.25% and 6.625% of risk-weighted assets; (3) a total capital ratio of 9.25% and 8.625% of risk-weighted assets; and (4) a leverage ratio of 4% of total assets.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I common equity, and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2017, management believes the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank December 31, 2017	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$61,257	12.48%	$45,403	9.25%	$49,084	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	57,474	11.71%	28,222	5.75%	31,903	6.50%
Tier I Capital (to Risk-Weighted Assets)	57,499	11.72%	35,569	7.25%	39,248	8.00%
Tier I Capital (to Average Assets)	57,499	10.39%	22,136	4.00%	27,670	5.00%

HomeTown Bank December 31, 2016	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets) %	$58,436	12.59%	$40,045	8.625%	$46,429	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	54,783	11.80%	23,795	5.125%	30,179	6.50%
Tier I Capital (to Risk-Weighted Assets)	54,800	11.80%	30,759	6.625%	37,143	8.00%
Tier I Capital (to Average Assets)	54,800	10.67%	20,537	4.00%	25,671	5.00%

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

Aggregate loan transactions with related parties were as follows:

(Dollars In Thousands)	2017	2016

Balance, beginning	$8,194	$7,124
New loans	392	5,261
Repayments	(4,637)	(4,191)
Balance, ending	$3,949	$8,194

Repayments of loans to related parties include $575 thousand in loans removed from related party disclosure due to a change in directorship in 2016.

Aggregate deposit balances with related parties at December 31, 2017 and 2016 were $12.5 million and $16.7 million, respectively.

Note 20. Capital Transactions

The Board of Directors declared a 4% common stock dividend on May 10, 2016 to holders of record June 9, 2016. The stock dividend was distributed on July 11, 2016. The stock dividend increased the number of shares issued and outstanding by 134,177.

On June 28, 2013, HomeTown Bankshares Corporation completed a $14,000,000 private placement of its convertible preferred stock. Pursuant to the terms of the Private Placement Memorandum, dated April 17, 2013 and amended thereafter, the Company sold 14,000 shares of its 6.0% Series C Non-Cumulative Perpetual Convertible Preferred Stock at a price of $1,000 per share. The convertible preferred stock paid quarterly dividends equivalent to six percent (6.0%) per annum, and was convertible into shares of common stock of the Company based on a conversion price of $6.25 per share, subject to adjustment. The Company paid $408 thousand in dividends on Series C preferred stock in 2016. For the year 2015, 400 shares of preferred stock were converted to 64,000 shares of common stock. The remaining 13,600 shares of preferred stock were converted to 2,176,000 shares of common stock on June 29, 2016. The preferred shareholders were entitled to the 4% stock dividend declared by the Board of Directors on May 10, 2016 and received an additional 87,037 shares of common stock.

Note 21. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the years ended December 31, 2017 and 2016 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Years Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2017	2016
Available for sale securities
Realized gains on sales of securities held for sale during the period	$69	$257	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	24	87	Income tax expense
	$45	$170	Net income

Note 22. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows.

CONDENSED BALANCE SHEETS
Dollars In Thousands	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$313	$298
Investment in bank subsidiary	57,333	54,727
Other assets	3	—
Total assets	$57,649	$55,025
Liabilities and Stockholders’ Equity
Other liabilities	$12	$12
Subordinated notes	7,254	7,224
Total liabilities	7,266	7,236
Stockholders’ equity:
Total stockholders’ equity	50,383	47,789
Total liabilities and stockholders’ equity	$57,649	$55,025

CONDENSED STATEMENTS OF INCOME
Dollars In Thousands	For the year ended December 31, 2017	For the year ended December 31, 2016
Dividend from Bank subsidiary	$511	$—
Income	511	—

Interest expense	537	536
Other expenses	272	302
Expenses	809	838
Net loss before income taxes	(298)	(838)
Income tax benefit	275	278
Net loss before equity in undistributed net income of subsidiary	(23)	(560)
Undistributed net income of subsidiary	2,519	3,079
Net Income	$2,496	$2,519

CONDENSED STATEMENTS OF CASH FLOWS
Dollars In Thousands	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash flows from operating activities:
Net income	$2,496	$2,519
Equity in undistributed net income of subsidiary bank	(2,519)	(3,079)
Amortization expense on subordinated notes	30	30
(Increase) decrease in other assets	(3)	7
Decrease in interest payable	—	(18)
Decrease in other liabilities	—	(295
Net cash flows provided by (used in) operating activities	4	(836)

Cash flows from financing activities:
Preferred dividend payment	—	(408)
Exercise of stock options	31	—
Net settlement of vested restricted stock	(20)	(29)
Cash in lieu of fractional shares	—	(5)
Net cash flows provided by (used in) financing activities	11	(442)

Net increase (decrease) in cash and cash equivalents	15	(1,278)

Cash and cash equivalents, beginning	298	1,576
Cash and cash equivalents, ending	$313	$298
Supplemental disclosure of cash flow information:
Cash payments for interest	$506	$554

Note 23. Subsequent Events

On March 19, 2018, we received notice that a former executive of the company had passed away. We are working with insurance carriers, but as of the date of this filing, are unable to determine what net proceeds will be received from the bank owned life insurance policy. We have evaluated subsequent events after December 31, 2017 and concluded that no other material transactions occurred through the date of this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of HomeTown Bankshares Corporation and subsidiary as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2005.

Roanoke, Virginia

March 30, 2018

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

Management assessed the effectiveness of HomeTown Bankshares’ internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this assessment, management believes that, as of December 31, 2017, HomeTown Bankshares’ internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to the Bank’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	187,000	(2)	$7.78	N/A	(3)
Equity compensation plans not approved by security holders	0		N/A	59,849	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 13 for a detailed discussion of the Restricted Stock Plan.
(3)	The 2005 Stock Option Plan expired in 2016 and no shares are available for future issuance.
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Bank’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
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

4.1	See Exhibit 3.1.

10.2*	Employment Agreement dated March 1, 2006 between HomeTown Bank and S. K. Still, incorporated herein by reference to Exhibit 10.2 to Form 10QSB for the quarter ended March 31, 2006.

10.3*	Employment Agreement dated March 1, 2006 between HomeTown Bank and W. C. Moses, incorporated herein by reference to Exhibit 10.3 to Form 10QSB for the quarter ended March 31, 2006.

10.4	Real estate purchase contract, incorporated herein by reference to Exhibit 10.5 to Form 10QSB for the quarter ended June 30, 2006.

10.5	Lease agreement, incorporated herein by reference to Exhibit 10.7 to form 10QSB for the quarter ended September 30, 2006.

10.6*	Hometown Bankshares Corporation Restricted Stock Plan, Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 16, 2009.

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

10.9*	Supplemental Executive Retirement Plan by and between Hometown Bank and Susan K. Still incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2013.

10.10*	Supplemental Executive Retirement Plan by and between Hometown Bank and Vance W. Adkins, incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2016.

10.11*	Employment Agreement (“Agreement”), made as of the 5th day of August, 2016, among HomeTown Bank, a Virginia Banking Corporation, HomeTown Bankshares Corporation, a Virginia incorporated registered bank holding company (collectively with HomeTown Bank, the “Employer”) and Vance Adkins (“Employee”), incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive of Officer (302 Certification).

31.2	Certification of Chief Financial Officer (302 Certification).

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification).

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

HOMETOWN BANKSHARES CORPORATION

Date: March 30, 2018	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 30, 2018
Susan K. Still	Chief Executive Officer (principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	March 30, 2018
George B. Cartledge, Jr.

/S/ NANCY H. AGEE	Director	March 30, 2018
Nancy H. Agee

/S/ WARNER N. DALHOUSE	Director	March 30, 2018
Warner N. Dalhouse

/S/ MARC S. FINK	Director	March 30, 2018
Marc S. Fink

/S/ DANIEL D. HAMRICK	Director	March 30, 2018
Daniel D. Hamrick

/S/ WILLIAM R. RAKES	Director	March 30, 2018
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 30, 2018
James M. Turner, Jr.

/S/ VANCE W ADKINS	Chief Financial Officer	March 30, 2018
Vance W. Adkins	(principal accounting and financial officer)