Form 10-Q
period 2018-03-31
HomeTown Bankshares Corp
filed 2018-05-14
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 11, 2018, 5,806,683 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

Dollars In Thousands, Except Share and Per Share Data	March 31, 2018	December 31, 2017
	(Unaudited)	*
Assets
Cash and due from banks	$16,906	$21,714
Federal funds sold	187	180
Securities available for sale, at fair value	49,571	55,344
Restricted equity securities, at cost	2,447	2,371
Loans held for sale	592	1,587
Loans, net of allowance for loan losses of $3,860 in 2018 and $3,758 in 2017	451,730	440,437
Property and equipment, net	12,808	12,937
Other real estate owned, net of valuation allowance of $955 in 2018 and $797 in 2017	3,625	3,249
Bank owned life insurance	8,721	8,669
Accrued income	2,528	2,681
Other assets	2,092	1,084
Total assets	$551,207	$550,253

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$109,682	$106,956
Interest-bearing	366,626	370,364
Total deposits	476,308	477,320
Federal Home Loan Bank borrowings	12,794	11,028
Subordinated notes	7,262	7,254
Other borrowings	580	1,558
Accrued interest payable	508	368
Other liabilities	2,175	1,833
Total liabilities	499,627	499,361

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,806,683 (includes 42,495 restricted shares) at March 31, 2018 and 5,775,597 (includes 32,087 restricted shares) at December 31, 2017	28,820	28,777
Surplus	18,063	17,980
Retained earnings	4,957	3,767
Accumulated other comprehensive loss	(781)	(141)
Total HomeTown Bankshares Corporation stockholders’ equity	51,059	50,383
Noncontrolling interest in consolidated subsidiary	521	509
Total stockholders’ equity	51,580	50,892
Total liabilities and stockholders' equity	$551,207	$550,253

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the three months ended March 31, 2018 and 2017

Dollars In Thousands, Except Share and Per Share Data	2018	2017
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans and fees on loans	$4,904	$4,624
Taxable investment securities	291	240
Nontaxable investment securities	59	87
Dividends on restricted stock	35	32
Other interest income	50	42
Total interest and dividend income	5,339	5,025
Interest expense:
Deposits	577	554
Subordinated notes	134	134
Other borrowed funds	72	53
Total interest expense	783	741
Net interest income	4,556	4,284
Provision for loan losses	237	70
Net interest income after provision for loan losses	4,319	4,214

Noninterest income:
Service charges on deposit accounts	133	149
ATM and interchange income	227	178
Mortgage banking	195	207
Gains on sales of investment securities, net	60	13
Income from life insurance death benefit	630	-
Other income	142	150
Total noninterest income	1,387	697

Noninterest expense:
Salaries and employee benefits	2,219	1,989
Occupancy and equipment expense	430	415
Data processing expense	423	327
ATM processing expense	17	62
Advertising and marketing expense	181	130
Professional fees	109	233
Bank franchise taxes	101	100
FDIC insurance expense	82	32
Losses on sales and writedowns of other real estate owned, net	158	-
Other real estate owned expense	141	13
Directors’ fees	105	102
Other expense	391	389
Total noninterest expense	4,357	3,792
Net income before income taxes	1,349	1,119
Income tax expense	147	342
Net income	1,202	777
Less net income attributable to non-controlling interest	12	12
Net income attibutable to HomeTown Bankshares Corporation	$1,190	$765
Basic earnings per common share	$0.21	$0.13
Diluted earnings per common share	$0.20	$0.13
Weighted average common shares outstanding	5,795,005	5,763,383
Diluted weighted average common shares outstanding	5,840,667	5,783,573

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the three months ended March 31, 2018 and 2017

Dollars in Thousands	2018	2017
	(Unaudited)	(Unaudited)
Net income	$1,202	$777

Other comprehensive income:
Net unrealized holding gain (loss) on securities available for sale during the period	(750)	77
Deferred income tax benefit (expense) on unrealized holding gains (losses) on securities available for sale	158	(26)
Reclassification adjustment for gains on sales of investment securities included in net income	(60)	(13)
Tax expense related to realized gains on securities sold	13	4
Total other comprehensive income (loss)	(639)	42
Comprehensive income	563	819
Less: comprehensive income attributable to the non-controlling interest	12	12
Comprehensive income attributable to HomeTown Bankshares Corporation	$551	$807

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the three months ended March 31, 2018 and 2017

Dollars in Thousands	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,202	$777
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	174	185
Provision for loan losses	237	70
Amortization of premium on securities, net	106	137
Amortization of discount on subordinated notes	8	8
Gains on sales of loans held for sale	(150)	(138)
(Gains) losses on sales and writedowns of other real estate, net	158	-
Gains on sales of investment securities	(60)	(13)
Increase in value of life insurance contracts	(52)	(48)
Stock compensation expense	68	36
Originations of loans held for sale	(6,374)	(5,987)
Proceeds from sales of loans held for sale	7,519	6,680
Changes in assets and liabilities:
Accrued income	153	39
Other assets	(811)	(334)
Deferred taxes, net	(27)	178
Accrued interest payable	140	134
Other liabilities	342	155
Net cash flows provided by operating activities	2,633	1,879
Cash flows from investing activities:
Net increase in federal funds sold	(7)	(9)
Purchases of available for sale securities	(900)	(5,696)
Sales, maturities, and calls of available for sale securities	5,817	6,452
Purchase of restricted equity securities, net	(76)	(77)
Net increase in loans	(12,227)	(9,032)
Proceeds from sales of other real estate	163	646
Purchases of property and equipment	(45)	(88)
Net cash flows used in investing activities	(7,275)	(7,804)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	2,726	15,231
Net decrease in interest-bearing deposits	(3,738)	(1,434)
Net increase in FHLB borrowings	1,766	1,917
Net increase (decrease) in other borrowings	(978)	4
Exercise of stock options	58	-
Net settlement of vested restricted stock	-	(17)
Net cash flows (used in) provided by financing activities	(166)	15,701
Net increase (decrease) in cash and cash equivalents	(4,808)	9,776
Cash and cash equivalents, beginning	21,714	18,229
Cash and cash equivalents, ending	$16,906	$28,005
Supplemental disclosure of cash flow information:
Cash payments for interest	$643	$599
Cash payments for income taxes	$–	$–
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans to other real estate owned	$697	$–
Change in unrealized gains and losses on available for sale securities	$(810)	$64

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

Basis of Presentation

The consolidated financial statements as of March 31, 2018 and for the periods ended March 31, 2018 and 2017 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the periods ended March 31, 2018 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2017, included in the Company’s Form 10-K for the year ended December 31, 2017. Interim financial performance is not necessarily indicative of performance for the full year.

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

Except as noted below, the Company’s accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to Form 10-K for these policies.

Adoption of New Accounting Standards

During the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (2) above, the Company measured the fair value of its loan and deposit portfolios as of March 31, 2018 using an exit price notion (see Note 7 Fair Value Measurement).

During the first quarter of 2018, the Company adopted ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." This standard is on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, other service charges and fees, sales of other real estate and miscellaneous fees. We have performed an analysis of contracts for customer service charges, ATM fees and miscellaneous income. The adoption of ASU 2016-10 did not have a material impact on our consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2016-10 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated previously, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Annuity and Insurance

Annuity and insurance income primarily consists of commissions received on annuity product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailer fees on annuity sales. The majority of the trailer fees relates to variable annuity products and are calculated based on a percentage of market value at period end. Revenue is not recognized until the annuity’s market value can be determined.

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees from wealth management products, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from wealth management products are earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2018 and December 31, 2017, are as follows:

(Dollars In Thousands)	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$12,565	$27	$(186)	$12,406
Mortgage-backed securities and CMO’s	22,191	1	(767)	21,425
Corporate securities	6,641	38	(61)	6,618
Municipal securities	9,163	116	(157)	9,122
	$50,560	$182	$(1,171)	$49,571

(Dollars In Thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$13,475	$61	$(101)	$13,435
Mortgage-backed securities and CMO’s	24,344	12	(375)	23,981
Corporate securities	6,991	118	(42)	7,067
Municipal securities	10,713	213	(65)	10,861
	$55,523	$404	$(583)	$55,344

 U. S. Government agency securities: The unrealized losses on nineteen of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost basis which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

Mortgage-backed securities and CMO’s: The unrealized losses on twenty-nine of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

Corporate securities: The unrealized losses on two of the Company’s investments in corporate securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

Municipal securities: The unrealized losses on sixteen of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

The following tables demonstrate the unrealized loss position of available-for-sale securities at March 31, 2018 and December 31, 2017. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	March 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$7,401	$(119)	$2,817	$(67)	$10,218	$(186)
Mortgage-backed securities and CMO’s	12,916	(438)	8,388	(329)	21,304	(767)
Corporate securities	2,419	(61)	-	-	2,419	(61)
Municipal securities	1,666	(17)	2,247	(140)	3,913	(157)
	$24,402	$(635)	$13,452	$(536)	$37,854	$(1,171)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$6,859	$(44)	$2,995	$(57)	$9,854	$(101)
Mortgage-backed securities and CMO’s	15,624	(192)	7,386	(183)	23,010	(375)
Corporate securities	1,438	(42)	-	-	1,438	(42)
Municipal securities	453	(3)	2,332	(62)	2,785	(65)
	$24,374	$(281)	$12,713	$(302)	$37,087	$(583)

There are 73 debt securities with fair values totaling $37.9 million considered temporarily impaired at March 31, 2018.  As of March 31, 2018, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $69 thousand and $9 thousand of losses on sales of securities in the first three months of 2018. The Company realized gains of $57 thousand and $44 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at March 31, 2018, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$-	$-
Over one through five years	2,835	2,791
Over five through ten years	14,396	14,528
Greater than 10 years	33,329	32,252
	$50,560	$49,571

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at March 31, 2018 and December 31, 2017 were as follows:

(Dollars In Thousands)	March 31, 2018	December 31, 2017
Construction loans:
Residential	$19,452	$15,221
Land acquisition, development & commercial	38,348	35,601
Real estate:
Residential	129,505	121,649
Commercial	173,803	173,999
Commercial, industrial & agricultural	58,276	61,129
Equity lines	28,973	28,835
Consumer	7,182	7,693
Overdrafts	51	68
Total	455,590	444,195
Less allowance for loan losses	(3,860)	(3,758)
Loans, net	$451,730	$440,437

The past due and nonaccrual status of loans as of March 31, 2018 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$19,452	$19,452	$	−
Land acquisition, development & commercial		−		−		−		−	38,348	38,348		313
Real estate:
Residential		195		57		−		252	129,253	129,505		469
Commercial		54		−		−		54	173,749	173,803		485
Commercial, industrial & agricultural		101		64		−		165	58,162	58,327		162
Equity lines		259		123		−		382	28,591	28,973		49
Consumer		116		−		−		116	7,066	7,182		−
Total		$725		$244	$	−		$969	$454,621	$455,590		$1,478

The past-due and nonaccrual status of loans as of December 31, 2017 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past- Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$15,221	$15,221	$–
Land acquisition, development & commercial	43	–	274	317	35,284	35,601	274
Real Estate:
Residential	589	870	546	2,005	119,644	121,649	173
Commercial	278	19	209	506	173,493	173,999	209
Commercial, industrial & agricultural	130	143	392	665	60,532	61,197	403
Equity lines	544	49	–	593	28,242	28,835	49
Consumer	17	2	36	55	7,638	7,693	36
Total	$1,601	$1,083	$1,457	$4,141	$440,054	$444,195	$1,144

There were no loans which were past due ninety days or more and still accruing interest as of March 31, 2018. There was one loan, totaling $373 thousand, which was past due ninety days or more and still accruing interest at December 31, 2017.

Impaired loans, which include TDR’s of $4.1 million, and the related allowance at March 31, 2018, were as follows:

March 31, 2018 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		181		331		−		181		−
Real estate:
Residential		427		427		−		431		1
Commercial		4,435		4,428		−		4,497		15
Commercial, industrial & agricultural		10		10		−		13		−
Equity lines		299		299		−		299		1
Consumer		−		−		−		−		−
Total loans with no allowance		$5,352		$5,495	$	−		$5,421		$17

March 31, 2018 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−	$	−	$	−

Impaired loans, which include TDRs of $4.1 million, and the related allowance at December 31, 2017, were as follows:

December 31, 2017 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		181		331	–		331		10
Real Estate:
Residential		360		640	–		638		30
Commercial		4,098		4,273	–		4,166		161
Commercial, industrial & agricultural		379		379	–		379		15
Equity lines		299		299	–		300		14
Consumer		−		−	–		−		−
Total loans with no allowance		$5,317		$5,922	$–		$5,814		$230

December 31, 2017 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		−		−		−		54		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−		$54	$	−

Troubled Debt Restructurings

At March 31, 2018, four loans totaling $4.1 million were classified as troubled debt restructurings (“TDRs”). This compares to four loans totaling $4.1 million at December 31, 2017. Two of the four loans totaling $3.9 million were performing in accordance with their restructured terms and were not on nonaccrual status at March 31, 2018. The other two loans to one borrower totaled $218 thousand and were on nonaccrual status at March 31, 2018.

No loans were modified in a TDR during the first three months of 2018 or 2017.

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

Note 4. Allowance for Loan Losses

The following table presents, as of March 31, 2018, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

March 31, 2018	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$94	$	−	$	−	$26	$120	$	−	$120	$19,452	$	−	$19,452
Land acquisition, development & commercial	311		(3)		−	(8)	300		−	300	38,348		181	38,167
Real estate:			−
Residential	955		(103)		9	153	1,014		−	1,014	129,505		427	129,078
Commercial	1,603		−		−	(75)	1,528		−	1,528	173,803		4,435	169,368
Commercial, industrial & agricultural	441		−		−	1	442		−	442	58,327		10	58,317
Equity lines	237		−		−	(19)	218		−	218	28,973		299	28,674
Consumer	108		(42)		4	38	108		−	108	7,182		−	7,182
Unallocated	9		−		−	121	130		−	130	−		−	−
Total	$3,758		$(148)		$13	$237	$3,860	$	−	$3,860	$455,590		$5,352	$450,238

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$31	$94	$	−	$94	$15,221	$	−	$15,221
Land acquisition, development & commercial	173		(150)		−	288	311		−	311	35,601		181	35,420
Real estate:
Residential	866		(293)		−	382	955		−	955	121,649		360	121,289
Commercial	1,516		(454)		43	498	1,603		−	1,603	173,999		4,098	169,901
Commercial, industrial & agricultural	461		(80)		−	60	441		−	441	61,197		379	60,818
Equity lines	338		−		−	(101)	237		−	237	28,835		299	28,536
Consumer	97		(101)		15	97	108		−	108	7,693		−	7,693
Unallocated	122		−		−	(113)	9		−	9	−		−	−
Total	$3,636		$(1,078)		$58	$1,142	$3,758	$	−	$3,758	$444,195		$5,317	$438,878

   Loans by credit quality indicators as of March 31, 2018 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total
Construction loans:
Residential	$19,452	$	−	$	−	$	−	$	−	$19,452
Land acquisition, development & commercial	34,195		4,110		−		43		−	38,348
Real estate loans:
Residential	128,584		494		185		242		−	129,505
Commercial	164,348		8,334		636		485		−	173,803
Commercial, industrial, agricultural	56,374		1,378		539		15		21	58,327
Equity lines	28,674		−		299		−		−	28,973
Consumer	7,182		−		−		−		−	7,182
Total Loans	$438,809		$14,316		$1,659		$785		$21	$455,590

   Loans by credit quality indicators as of December 31, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total
Construction loans:
Residential	$15,221	$	−	$	−	$	−	$	−	$15,221
Land acquisition, development & commercial	31,433		3,987		−		181		−	35,601
Real estate loans:
Residential	120,575		342		559		−		173	121,649
Commercial	165,760		7,386		644		209		−	173,999
Commercial, industrial, agricultural	59,042		1,249		503		379		24	61,197
Equity lines	28,536		−		299		−		−	28,835
Consumer	7,658		−		−		35		−	7,693
Total Loans	$428,225		$12,964		$2,005		$804		$197	$444,195

At March 31, 2018 and December 31, 2017, the Company does not have any loans classified as Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for the three months ended March 31, 2018 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,046	$(797)	$3,249
Additions	697	—	697
Write downs	—	(158)	(158)
Sales	(163)	—	(163)
Balance at the end of the year	$4,580	$(955)	$3,625

Changes in foreclosed properties for the three months ended March 31, 2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	—	—	—
Write downs	—	—	—
Sales	(1,262)	616	(646)
Balance at the end of the year	$3,357	$(209)	$3,148

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2018 and December 31, 2017 were as follows:

(Dollars in Thousands)	March 31, 2018	December 31, 2017
Residential lots	$1,609	$1,745
Residential development	366	—
Residential real estate	1,197	1,024
Commercial lots	63	90
Commercial buildings	390	390
Total Other Real Estate Owned	$3,625	$3,249

There were no residential real estate loans in the process of foreclosure at March 31, 2018 or December 31, 2017.

Other real estate owned related expenses in the consolidated statements of income for the three months ended March 31, 2018 and March 31, 2017 include:

(Dollars in Thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Provision for unrealized losses	$158	$—
Operating expenses	141	13
Total Other Real Estate Owned	$299	$13

Note 6. Stock Based Compensation

The Company recorded stock-based compensation expense of $68 thousand and $36 thousand for the years to date March 31, 2018 and 2017, respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2018 or 2017. Compensation expense is charged to income ratably over the vesting period and was $18 thousand and $18 thousand for the year to date March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, there was $118 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 1.75 years.

A summary of option activity under the 2005 stock option plan year to date March 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Contractual Term (years)
Balance at December 31, 2017	187,000	$7.78
Granted	–	–
Exercised	(13,500)	8.16
Expired	(18,500)	10.88
Forfeited	–	–
Balance at March 31, 2018	155,000	$7.38	$707,550	6.05
Exercisable at March 31, 2018	95,800	$7.67	$409,182	5.64

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2018.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $50 thousand and $18 thousand for the years to date March 31, 2018 and 2017, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 22,649 and 8,258 shares of restricted stock under the plan during the years to date March 31, 2018 and March 31, 2017, respectively. The weighted-average grant date fair value of restricted stock granted in 2018 was $11.32 compared to $9.87 in 2017.

As of March 31, 2018, there was $423 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2023. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	32,087	$8.63	31,546	$7.03
Granted	22,649	11.32	8,258	9.87
Vested	(12,241)	7.71	(11,125)	6.03
Forfeited	-	-	-	-
Nonvested at the end of the period	42,495	$10.33	28,679	$8.23

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

(Dollars in Thousands)		Carrying value at March 31, 2018
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$12,406	$–	$12,406	$–
Mortgage-backed securities and CMO’s	21,425	–	21,425	–
Corporate securities	6,618	–	6,618	–
Municipal securities	9,122	–	9,122	–

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,435	$–	$13,435	$–
Mortgage-backed securities and CMO’s	23,981	–	23,981	–
Corporate securities	7,067	–	7,067	–
Municipal securities	10,861	–	10,861	–

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

(Dollars in Thousands)		Carrying value at March 31, 2018
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$592	$–	$592	$–
Other real estate owned	3,625	–	–	3,625

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$1,587	$–	$1,587	$–
Other real estate owned	3,249	–	–	3,249

At March 31, 2018 and December 31, 2017, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2018:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for March 31, 2018
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$2,769	Discounted appraised value	Selling cost	6%	-	10%	(7%	)
			Discount for lack of marketability and age of appraisal	0%	-	43%	(1%	)

	$856	Internal evaluations	Internal evaluations	21%	-	21%	(21%	)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$2,254	Discounted appraised value	Selling cost	6%	-	10%	(8%	)
			Discount for lack of marketability and age of appraisal	0%	-	43%	(7%	)

	$995	Internal evaluations	Internal evaluations	19%	-	19%	(19%	)

The following tables summarize the estimated fair values of the Company’s financial instruments at March 31, 2018 and at December 31, 2017. The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the period ended March 31, 2018, the Company adopted ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. In accordance with this guidance, the Company has adopted the exit price disclosure requirements for the below table on a prospective basis for the period ended March 31, 2018. The disclosure included for the period ended December 31, 2017 continues to be presented utilizing the entry price assumption previously utilized.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

(Dollars in Thousands)		Fair value at March 31, 2018
Description	Carrying value as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$16,906	$16,906	$–	$–	$16,906
Federal funds sold	187	187	–	–	187
Securities available for sale	49,571	–	49,571	–	49,571
Restricted equity securities	2,447	–	2,447	–	2,447
Loans held for sale	592	–	592	–	592
Loans, net	451,730	–	–	442,811	442,811
Bank owned life insurance	8,721	–	8,721	–	8,721
Accrued income	2,528	–	2,528	–	2,528
Financial liabilities
Total deposits	476,308	–	475,686	–	475,686
FHLB borrowings	12,794	–	12,787	–	12,787
Subordinated notes	7,262	–	7,785	–	7,785
Other borrowings	580	–	580	–	580
Accrued interest payable	508	–	508	–	508

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2017:

(Dollars in Thousands)		Fair value at December 31, 2017
Description	Carrying value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$21,714	$21,714	$–	$–	$21,714
Federal funds sold	180	180	–	–	180
Securities available for sale	55,344	–	55,344	–	55,344
Restricted equity securities	2,371	–	2,371	–	2,371
Loans held for sale	1,587	–	1,587	–	1,587
Loans, net	440,437	–	–	438,449	438,449
Bank owned life insurance	8,669	–	8,669	–	8,669
Accrued income	2,681	–	2,681	–	2,681
Financial liabilities
Total deposits	477,320	–	477,599	–	477,599
FHLB borrowings	11,028	–	11,150	–	11,150
Subordinated notes	7,254	–	7,890	–	7,890
Other borrowings	1,558	–	1,558	–	1,558
Accrued interest payable	368	–	368	–	368

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three months ended March 31, 2018 and 2017 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in Thousands)	2018	2017
Available for sale securities
Realized gains on sales of securities held for sale during the period	$60	$13	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	13	4	Income tax expense
	$47	$9	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.

	For the Three Months Ended March 31,
	2018			2017
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,795,005	$1,190	$0.21	5,763,383	$765	$0.13
Effect of dilutive securities:
Dilutive stock options	45,662	−	(.01)	20,190	−	−
Earnings per common share, diluted	5,840,667	$1,190	$0.20	5,783,573	$765	$0.13

At March 31, 2018, as a result of the increase in the Corporation’s stock price, there were no stock options considered antidilutive. At March 31, 2017, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 180,810. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2017. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the Notes to Financial Statements in the Annual Report for the year ended December 31, 2017. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses.

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

Discussion of Operations

Executive Summary

Net income available to common shareholders amounted to $1.2 million for the first quarter of 2018 compared to $765 thousand during the same quarter last year. Excluding a nonrecurring gain on bank owned life insurance of $630 thousand, net income available to shareholders was $560 thousand for the quarter ending March 31, 2018. Fully diluted earnings per share amounted to $0.20 per share for the first quarter of 2018 compared to $0.13 per share for the comparative quarter of 2017. The net interest margin increased by 1 basis point to 3.55% for the quarter ended March 31, 2018, compared to the same period last year.

Three Months Ended March 31, 2018

Net income attributable to HomeTown Bankshares was $1.2 million for the first quarter of 2018. Without the nonrecurring gain of $630 thousand, net income attributable to HomeTown Bankshares would have been $560 thousand compared to $765 thousand for the first quarter of 2017. Favorable variances in net interest income and income tax expense were offset by a higher provision for loan losses and noninterest expense.

Net interest income for the three months ended March 31, 2018 totaled $4.6 million, and was $272 thousand or 6.3% greater than the first quarter of 2017. The expansion of average earning assets by $20.3 million provided $263 thousand in additional interest income. Average loans for the quarter were $448 million, $26.0 million or 6.1% more than the first quarter of 2017. Average total deposits for the first three months of 2018 totaled $474 million and were $16.3 million more than average deposits for the same quarter last year. Deposit growth was the primary source of funds supporting the growth of loans since last year.

The net interest margin was 3.55% for the quarter ended March 31, 2018, compared to 3.54% for the quarter ended March 31, 2017. The rising rate environment has not led to increased loan yields as a result of competition, coupled with maturing seasoned loans at higher interest rates. This may lead to margin compression in future periods, as rising deposit costs may not be offset by increasing earning asset yields. Excess funds were shifted from interest bearing deposits at other banks to fund loan growth. Average interest bearing deposits in banks for the first quarter of 2018 were $6.2 million less than the first quarter of 2017. The cost of interest bearing liabilities for the first quarter of 2018 increased 2 basis points from the cost for the first quarter of 2017 due to the rising rate environment, partially offset by a favorable impact in the change in the mix of liabilities.

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$186	$1	1.36%	$45	$—	0.61%
Deposits in banks	12,148	49	1.64	18,357	42	0.92
Securities, taxable	44,041	291	2.64	38,894	240	2.47
Securities, nontaxable (1)	8,342	59	3.60	13,407	87	3.95
Restricted equity securities	2,506	35	5.67	2,328	32	5.50
Loans held for sale	586	6	4.17	475	5	4.00
Loans (1)	448,273	4,898	4.38	422,321	4,619	4.44
Total earnings assets	516,082	5,339	4.16	495,827	5,025	4.15
Less: Allowance for loan losses	(3,768)			(3,683)
Total non-earning assets	37,930			36,841
Total Assets	$550,244			$528,985

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$108,054	$68	0.26%	$93,895	$40	0.17%
Money market savings	71,562	45	0.25	71,282	43	0.24
Regular savings	54,968	55	0.41	47,021	40	0.35
Time Deposits	130,188	409	1.27	146,634	431	1.19
FHLB borrowings	14,757	66	1.80	11,542	45	1.56
Subordinated notes	7,257	134	7.39	7,227	134	7.52
Other borrowings	613	6	4.20	1,659	8	1.85
Total interest bearing liabilities	387,399	783	0.81	379,260	741	0.79
Non-interest bearing liabilities:
Demand deposits	109,159			98,752
Other liabilities	2,291			2,086
Total liabilities	498,849			480,098
Total HomeTown Bankshares Corporation stockholders’ equity	50,882			48,446
Non-controlling interest in consolidated subsidiary	513	—		441	—
Total Liabilities and Stockholders’ Equity	$550,244	783		$528,985	741
Net interest income		$4,556			$4,284
Interest rate spread			3.35			3.36
Interest expense to average earning assets			0.61			0.61
Net interest margin			3.55%			3.54%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 21 percent for 2018 and 34 percent for 2017.

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$—	$1
Deposits in banks	7	32	(25)
Securities, taxable	51	11	40
Securities, nontaxable	(28)	8	(36)
Restricted equity securities	3	1	2
Loans held for sale	1	—	1
Loans	279	(1)	280
Total interest income	314	51	263

Interest expense:
Interest bearing liabilities:
Checking	28	19	9
Money market savings	2	2	—
Regular savings	15	7	8
Time Deposits	(22)	26	(48)
FHLB borrowings	21	7	14
Subordinated notes	—	(1)	1
Other borrowings	(2)	1	(3)
Total interest expense	42	61	(19)

Net interest income	$272	$(10)	$282

Noninterest income for the first quarter of 2018 was $1.4 million in Q1 2018 compared to $697,000 for the same period in 2017; noninterest income, net of non-recurring income in 2018, amounted to $757,000 during Q1 2018 vs. $697,000 in the first quarter of 2017. The non-recurring income during Q1 2018 was the recognition of a nontaxable net death benefit proceeds of $630 thousand from bank owned life insurance. The increase in non-interest income, net of the non-recurring income, was primarily ATM and interchange income related to new account growth, higher gains from sales of investment securities, as well as increases in revenues from services provided by HomeTown Investment Services, Inc.

For the three months ended March 31, 2018, noninterest expense was $4.4 million, $565 thousand or 14.9% more than the $3.8 million recorded in the same quarter last year. Salaries and employee benefits for the three months ended March 31, 2018 were $230 thousand more than the same three months of 2017, and were largely offset by the $124 decrease in professional fees.  The current quarter includes the wages for the position of Chief Risk Officer that was open in the same quarter last year.  In 2017 much of the Company's internal audit work was outsourced and the cost included in professional fees.  In addition personnel costs were higher due to the transition to a new Chief Credit Officer at the end of the third quarter of 2017,  in conjunction with the retirement of the former Chief Credit Officer.  We also recorded a $286 thousand increase in OREO related expenses, related to property writedowns and increased property operation expenses.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Assets totaled $551 million at March 31, 2018, an increase of $1.0 million or 0.2% since year end 2017. The continuing expansion of the net loan portfolio by $11.3 million during the three months since December 31, 2017 was mostly offset by decreases in the investment portfolio and cash and cash equivalents.

The Company’s liabilities at March 31, 2018 totaled $499.6 million compared to $499.4 million at December 31, 2017, an increase of $266 thousand or 0.1%.  Total deposits declined $1.0 million during the same period to $476 million at March 31, 2018, offset by a $1.8 million increase in FHLB borrowings from year end 2017.

At March 31, 2018 and December 31, 2017, the stockholders’ equity of HomeTown Bankshares was $51.6 million and $50.9 million, respectively, an increase of $688 thousand or 1.4%. The change in stockholders’ equity in the first three months of 2018 was mainly the result of net income, partially offset by increases in unrealized losses in the investment portfolio caused by market volatility.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

	March 31, 2018	December 31, 2017
(Dollars in thousands)
Real Estate:
Construction and land development	$313	$274
Residential 1-4 families	469	173
Commercial real estate	485	209
Commercial loans	162	403
Equity lines	49	49
Loans to individuals	-	36
Total nonperforming loans	1,478	1,144
Other real estate owned	3,625	3,249
Total nonperforming assets, excluding performing restructured loans	5,103	4,393
Performing restructured loans	3,861	3,889
Total nonperforming assets, including restructured loans	$8,964	$8,282

At March 31, 2018, four loans totaling $4.1 million were classified as troubled debt restructurings (“TDRs”). Two of the four loans totaling $3.9 million were performing in accordance with their restructured terms and were accruing interest at March 31, 2018. The other two loans from one borrower totaled $218 thousand and were on nonaccrual status at March 31, 2018. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2018 and December 31, 2017 are included in Note 5, and the activity in other real estate owned for the first three months of 2018 and 2017 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first three months of 2018, a provision of $237 thousand was recorded. For the first three months of 2018, charged off loans exceeded recoveries of previous charge offs by $135 thousand. Loan growth contributed to the need for a higher provision in 2018.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. There were no specific reserves for loans individually evaluated for impairment at March 31, 2018 and December 31, 2018.  Impaired loans totaled $5.4 million at March 31, 2018, slighlty higher than the balance at year end 2017.

The percentage of the allowance for loan losses to total loans was 0.85% at March 31, 2018, and December 31, 2017.  Unallocated reserves were $130 thousand at March 31, 2018 and $9 thousand at December 31, 2017. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The allowance for loan losses to nonaccrual loans was 261% at March 31, 2018 and 328% at December 31, 2017. Past due and non-accruing loans to total loans was 0.54% at March 31, 2018 compared to 0.93% at December 31, 2017.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $53.0 million at March 31, 2018, compared to $65.2 million at December 31, 2017.  Commercial interest bearing deposits remain volatile and withdrawals may result in less liquidity in the future. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings and time deposits through competitive pricing tactics. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At March 31, 2018, the Company had borrowed $12.8 million of the $21.0 million of lendable collateral value, leaving $8.2 million of unused credit immediately available. The Company also had $36.5 million of fed funds lines of credit available at March 31, 2018. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At March 31, 2018, there were no advances on the fed funds or credit lines.

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

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $5.0 million of retained earnings at March 31, 2018. No cash dividends were paid to common stockholders in the first three months of 2018.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at March 31, 2018 and December 31, 2017.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	March 31, 2018	December 31, 2017
(Dollars in thousands)
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,294	32,226
Retained Earnings	11,910	10,551
Common Equity Tier 1 Capital	58,901	57,474
Tier 1 Capital:
Tier 1 Minority Interest	15	25
Tier 1 Capital	58,916	57,499
Total Capital:
Allowance for Loan Losses (allowable portion)	3,860	3,758
Total Capital	$62,776	$61,257

The Bank’s total capital increased $1.5 million from December 31, 2017 to March 31, 2018, primarily as the result of retaining the $1.2 million of the year to date March 31, 2018 net income attributable to the bank and noncontrolling interest.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank March 31, 2018	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$62,776	12.35%	$50,195	9.875	$50,830	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	58,901	11.59	32,398	6.375	33,033	6.50
Tier I Capital (to Risk-Weighted Assets)	58,916	11.59	40,031	7.875	40,666	8.00
Tier I Capital (to Average Assets)	58,916	10.71	22,004	4.00	27,505	5.00

HomeTown Bank December 31, 2017	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$61,257	12.48%	$45,403	9.25	$49,084	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	57,474	11.71	28,222	5.75	31,903	6.50
Tier I Capital (to Risk-Weighted Assets)	57,499	11.72	35,569	7.25	39,248	8.00
Tier I Capital (to Average Assets)	57,499	10.39	22,136	4.00	27,670	5.00

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

At March 31, 2018, outstanding commitments to extend credit including letters of credit were $123.5 million. There are no commitments to extend credit on impaired loans.

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

Recent Accounting Pronouncements

During the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (2) above, the Company measured the fair value of its loan and deposit portfolios as of March 31, 2018 using an exit price notion (see Note 7 Fair Value Measurement).

During the first quarter of 2018, the Company adopted ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." This standard is on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. We have performed an analysis of contracts for wealth management income, trust, customer service charges, ATM fees and miscellaneous income. The adoption of ASU 2016-10 did not have a material impact on our consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, and 2017;  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: May 14, 2018	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: May 14, 2018	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer