Form 10-Q
period 2018-06-30
HomeTown Bankshares Corp
filed 2018-08-13
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 10, 2018, 5,811,483 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

 HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

Dollars In Thousands, Except Share and Per Share Data	June 30, 2018	December 31, 2017
	(Unaudited)	*
Assets
Cash and due from banks	$20,689	$21,714
Federal funds sold	319	180
Securities available for sale, at fair value	47,915	55,344
Restricted equity securities, at cost	2,546	2,371
Loans held for sale	280	1,587
Loans, net of allowance for loan losses of $3,917 in 2018 and $3,758 in 2017	457,535	440,437
Property and equipment, net	13,144	12,937
Other real estate owned, net of valuation allowance of $955 in 2018 and $797 in 2017	3,414	3,249
Bank owned life insurance	8,097	8,669
Accrued income	2,592	2,681
Other assets	1,577	1,084
Total assets	$558,108	$550,253

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$112,112	$106,956
Interest-bearing	368,973	370,364
Total deposits	481,085	477,320
Federal Home Loan Bank borrowings	15,116	11,028
Subordinated notes	7,269	7,254
Other borrowings	275	1,558
Accrued interest payable	361	368
Other liabilities	1,925	1,833
Total liabilities	506,031	499,361

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,811,483 (includes 42,495 restricted shares) at June 30, 2018 and 5,775,597 (includes 32,087 restricted shares) at December 31, 2017	28,845	28,777
Surplus	18,117	17,980
Retained earnings	5,698	3,767
Accumulated other comprehensive loss	(916)	(141)
Total HomeTown Bankshares Corporation stockholders’ equity	51,744	50,383
Noncontrolling interest in consolidated subsidiary	333	509
Total stockholders’ equity	52,077	50,892
Total liabilities and stockholders' equity	$558,108	$550,253

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Income For the three and six months ended June 30, 2018 and 2017

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in Thousands, Except Share and Per Share Data	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans and fees on loans	$5,126	$4,703	$10,030	$9,327
Taxable investment securities	271	260	562	500
Nontaxable investment securities	57	76	116	164
Dividends on restricted stock	38	33	73	65
Other interest income	40	50	90	92
Total interest and dividend income	5,532	5,122	10,871	10,148
Interest expense:
Deposits	660	552	1,237	1,106
Subordinated notes	134	134	268	268
Other borrowed funds	86	60	158	114
Total interest expense	880	746	1,663	1,488
Net interest income	4,652	4,376	9,208	8,660
Provision for loan losses	110	465	347	535
Net interest income after provision for loan losses	4,542	3,911	8,861	8,125

Noninterest income:
Service charges on deposit accounts	147	146	280	296
ATM and interchange income	262	228	489	406
Mortgage banking	197	255	392	462
Gains on sales of investment securities, net	-	29	60	42
Income from life insurance death benefit	12	-	642	-
Other income	171	375	313	525
Total noninterest income	789	1,033	2,176	1,731

Noninterest expense:
Salaries and employee benefits	2,133	2,064	4,352	4,053
Occupancy and equipment expense	407	439	837	854
Data processing expense	374	318	797	645
ATM processing expense	24	61	41	123
Advertising and marketing expense	174	142	355	272
Professional fees	165	132	274	365
Bank franchise taxes	106	99	207	199
FDIC insurance expense	74	71	156	103
Losses on sales and write-downs of other real estate owned, net	-	380	158	380
Other real estate owned expense	64	24	205	37
Directors’ fees	98	108	203	209
Other expense	491	474	882	865
Total noninterest expense	4,110	4,312	8,467	8,105
Net income before income taxes	1,221	632	2,570	1,751
Income tax expense	232	176	379	518
Net income	989	456	2,191	1,233
Less net income attributable to non-controlling interest	16	22	28	34
Net income attributable to HomeTown Bankshares Corporation	$973	$434	$2,163	$1,199
Basic earnings per common share	$0.17	$0.08	$0.37	$0.21
Diluted earnings per common share	$0.17	$0.08	$0.37	$0.21
Weighted average common shares outstanding	5,806,960	5,768,670	5,801,016	5,766,041
Diluted weighted average common shares outstanding	5,852,758	5,789,905	5,846,814	5,787,276

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Comprehensive Income For the three and six months ended June 30, 2018 and 2017

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$989	$456	$2,191	$1,233

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(171)	431	(921)	509
Deferred income tax benefit (expense) on unrealized holding gains on securities available for sale	36	(146)	193	(173)
Reclassification adjustment for gains on sales of investment securities included in net income	-	(29)	(60)	(42)
Tax expense related to realized gains on securities sold	-	10	13	14
Total other comprehensive income (loss)	(135)	266	(775)	308

Comprehensive income	854	722	1,416	1,541
Less: Comprehensive income attributable to the non-controlling interest	16	22	28	34
Comprehensive income attributable to HomeTown Bankshares Corporation	$838	$700	$1,388	$1,507

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation Consolidated Statements of Cash Flows For the six months ended June 30, 2018 and 2017

Dollars in Thousands	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,191	$1,233
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	344	367
Provision for loan losses	347	535
Amortization of premium on securities, net	215	238
Amortization of discount on subordinated notes	15	15
Gains on sales of loans held for sale	(279)	(327)
Losses on sales and writedowns of other real estate, net	158	380
Gains on sales of investment securities	(60)	(42)
Increase in value of life insurance contracts	(102)	(97)
Income from life insurance benefit	(642)	–
Stock compensation expense	114	73
Originations of loans held for sale	(13,435)	(15,383)
Proceeds from sales of loans held for sale	15,021	15,280
Changes in assets and liabilities:
Accrued income	89	(162)
Other assets	(84)	(440)
Deferred taxes, net	(203)	(175)
Accrued interest payable	(7)	27
Other liabilities	92	(177)
Net cash flows provided by operating activities	3,774	1,345
Cash flows from investing activities:
Net increase in federal funds sold	(139)	(51)
Purchases of available for sale securities	(900)	(6,696)
Sales, maturities, and calls of available for sale securities	7,193	11,276
Purchase of restricted equity securities, net	(175)	(158)
Net increase in loans	(18,142)	(15,981)
Proceeds from sales of other real estate	374	646
Death benefit from bank owned life insurance	1,316	–
Purchases of property and equipment	(551)	(173)
Net cash flows used in investing activities	(11,024)	(11,137)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,156	25,184
Net increase (decrease) in interest-bearing deposits	(1,391)	324
Net increase in FHLB borrowings	4,088	3,694
Net decrease in other borrowings	(1,283)	(17)
Distribution of equity of noncontrolling interest	(204)	–
Common stock cash dividends paid	(232)	–
Exercise of stock options	91	13
Net settlement of vested restricted stock	–	(17)
Net cash flows provided by financing activities	6,225	29,181
Net increase (decrease) in cash and cash equivalents	(1,025)	19,389
Cash and cash equivalents, beginning	21,714	18,229
Cash and cash equivalents, ending	$20,689	$37,618
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,670	$1,446
Cash payments for income taxes	$510	$786
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans to other real estate owned	$697	$–
Change in unrealized gains and losses on available for sale securities	$(981)	$467

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

Basis of Presentation

The consolidated financial statements as of June 30, 2018 and for the periods ended June 30, 2018 and 2017 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the periods ended June 30, 2018 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2017, included in the Company’s Form 10-K for the year ended December 31, 2017. Interim financial performance is not necessarily indicative of performance for the full year.

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

Adoption of New Accounting Standards

During the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (2) above, the Company measured the fair value of its loan and deposit portfolios as of June 30, 2018 using an exit price notion (see Note 7 Fair Value Measurement).

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

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2018 and December 31, 2017, are as follows:

(Dollars In Thousands)	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$12,016	$18	$(264)	$11,770
Mortgage-backed securities and CMO’s	21,277	-	(843)	20,434
Corporate securities	6,641	31	(62)	6,610
Municipal securities	9,141	100	(140)	9,101
	$49,075	$149	$(1,309)	$47,915

(Dollars In Thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$13,475	$61	$(101)	$13,435
Mortgage-backed securities and CMO’s	24,344	12	(375)	23,981
Corporate securities	6,991	118	(42)	7,067
Municipal securities	10,713	213	(65)	10,861
	$55,523	$404	$(583)	$55,344

 U. S. Government agency securities: The unrealized losses on thirty of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost basis which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

Mortgage-backed securities and CMO’s: The unrealized losses on thirty-four of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

Corporate securities: The unrealized losses on five of the Company’s investments in corporate securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

Municipal securities: The unrealized losses on eight of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

The following tables demonstrate the unrealized loss position of available-for-sale securities at June 30, 2018 and December 31, 2017. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	June 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$7,521	$(186)	$2,881	$(78)	$10,402	$(264)
Mortgage-backed securities and CMO’s	11,599	(467)	8,724	(376)	20,323	(843)
Corporate securities	3,118	(62)	-	-	3,118	(62)
Municipal securities	1,465	(11)	2,456	(129)	3,921	(140)
	$23,703	$(726)	$14,061	$(583)	$37,764	$(1,309)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$6,859	$(44)	$2,995	$(57)	$9,854	$(101)
Mortgage-backed securities and CMO’s	15,624	(192)	7,386	(183)	23,010	(375)
Corporate securities	1,438	(42)	-	-	1,438	(42)
Municipal securities	453	(3)	2,332	(62)	2,785	(65)
	$24,374	$(281)	$12,713	$(302)	$37,087	$(583)

There are 77 debt securities with fair values totaling $37.8 million considered temporarily impaired at June 30, 2018.  As of June 30, 2018, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $69 thousand and $9 thousand of losses on sales of securities in the first six months of 2018. The Company realized gains of $102 thousand and $60 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at June 30, 2018, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$-	$-
Over one through five years	3,095	3,035
Over five through ten years	14,196	14,048
Greater than 10 years	31,784	30,832
	$49,075	$47,915

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at June 30, 2018 and December 31, 2017 were as follows:

(Dollars In Thousands)	June 30, 2018	December 31, 2017
Construction loans:
Residential	$20,143	$15,221
Land acquisition, development & commercial	21,343	35,601
Real estate:
Residential	134,721	121,649
Commercial	188,677	173,999
Commercial, industrial & agricultural	59,472	61,129
Equity lines	29,294	28,835
Consumer	7,683	7,693
Overdrafts	119	68
Total	461,452	444,195
Less allowance for loan losses	(3,917)	(3,758)
Loans, net	$457,535	$440,437

The past due and nonaccrual status of loans as of June 30, 2018 was as follows:

(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due		Total Past Due	Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$839	$	−	$	−	$839	$19,304	$20,143	$	−
Land acquisition, development & commercial	−		−		−	−	21,343	21,343		308
Real estate:
Residential	99		−		−	99	134,622	134,721		460
Commercial	460		−		−	460	188,217	188,677		471
Commercial, industrial & agricultural	13		−		−	13	59,578	59,591		278
Equity lines	93		100		−	193	29,101	29,294		122
Consumer	12		−		−	12	7,671	7,683		−
Total	$1,516		$100	$	−	$1,616	$459,836	$461,452		$1,639

The past-due and nonaccrual status of loans as of December 31, 2017 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past- Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$15,221	$15,221	$–
Land acquisition, development & commercial	43	–	274	317	35,284	35,601	274
Real Estate:
Residential	589	870	546	2,005	119,644	121,649	173
Commercial	278	19	209	506	173,493	173,999	209
Commercial, industrial & agricultural	130	143	392	665	60,532	61,197	403
Equity lines	544	49	–	593	28,242	28,835	49
Consumer	17	2	36	55	7,638	7,693	36
Total	$1,601	$1,083	$1,457	$4,141	$440,054	$444,195	$1,144

There were no loans which were past due ninety days or more and still accruing interest as of June 30, 2018. There was one loan, totaling $373 thousand, which was past due ninety days or more and still accruing interest at December 31, 2017.

Impaired loans, which include TDR’s of $4.0 million, and the related allowance at June 30, 2018, were as follows:

June 30, 2018 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		223		373		−		523		−
Real estate:
Residential		623		623		−		635		8
Commercial		4,301		4,301		−		4,385		78
Commercial, industrial & agricultural		182		182		−		191		−
Equity lines		421		421		−		423		8
Consumer		−		−		−		−		−
Total loans with no allowance		$5,750		$5,900	$	−		$6,157		$94

June 30, 2018 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−	$	−	$	−

Impaired loans, which include TDRs of $4.1 million, and the related allowance at December 31, 2017, were as follows:

December 31, 2017 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		181		331	–		331		10
Real Estate:
Residential		360		640	–		638		30
Commercial		4,098		4,273	–		4,166		161
Commercial, industrial & agricultural		379		379	–		379		15
Equity lines		299		299	–		300		14
Consumer		−		−	–		−		−
Total loans with no allowance		$5,317		$5,922	$–		$5,814		$230

December 31, 2017 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		−		−		−		54		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−		$54	$	−

Troubled Debt Restructurings

At June 30, 2018, four loans totaling $4.0 million were classified as troubled debt restructurings (“TDRs”). This compares to four loans totaling $4.1 million at December 31, 2017. Two of the four loans totaling $3.8 million were performing in accordance with their restructured terms and were not on nonaccrual status at June 30, 2018. The other two loans to one borrower totaled $203 thousand and were on nonaccrual status at June 30, 2018.

No loans were modified in a TDR during the first six months of 2018 or 2017.

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

Note 4. Allowance for Loan Losses

The following table presents, as of June 30, 2018, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

June 30, 2018	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$94	$	−	$	−	$47	$141	$	−	$141	$20,143	$	−	$20,143
Land acquisition, development & commercial	311		−		−	(116)	195		−	195	21,343		223	21,120
Real estate:			−
Residential	955		(103)		30	126	1,008		−	1,008	134,721		623	134,098
Commercial	1,603		−		−	134	1,737		−	1,737	188,677		4,301	184,376
Commercial, industrial & agricultural	441		(35)		1	50	457		−	457	59,591		182	59,409
Equity lines	237		−		−	2	239		−	239	29,294		421	28,873
Consumer	108		(86)		5	108	135		−	135	7,683		−	7,683
Unallocated	9		−		−	(4)	5		−	5	−		−	−
Total	$3,758		$(224)		$36	$347	$3,917	$	−	$3,917	$461,452		$5,750	$455,702

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$31	$94	$	−	$94	$15,221	$	−	$15,221
Land acquisition, development & commercial	173		(150)		−	288	311		−	311	35,601		181	35,420
Real estate:
Residential	866		(293)		−	382	955		−	955	121,649		360	121,289
Commercial	1,516		(454)		43	498	1,603		−	1,603	173,999		4,098	169,901
Commercial, industrial & agricultural	461		(80)		−	60	441		−	441	61,197		379	60,818
Equity lines	338		−		−	(101)	237		−	237	28,835		299	28,536
Consumer	97		(101)		15	97	108		−	108	7,693		−	7,693
Unallocated	122		−		−	(113)	9		−	9	−		−	−
Total	$3,636		$(1,078)		$58	$1,142	$3,758	$	−	$3,758	$444,195		$5,317	$438,878

 Loans by credit quality indicators as of June 30, 2018 were as follows:

(Dollars in Thousands)	Pass Accruing	Special Mention Accruing		Special Mention Nonaccrual		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total

Construction loans:
Residential	$20,143	$	−	$	−	$	−	$	−	$	−	$20,143
Land acquisition, development & commercial	21,035		−		266		−		42		−	21,343
Real estate loans:
Residential	133,447		488		221		326		239		−	134,721
Commercial	185,974		1,646		−		586		471		−	188,677
Commercial, industrial, agricultural	59,145		155		118		13		146		14	59,591
Equity lines	28,873		−		122		299		−		−	29,294
Consumer	7,683		−		−		−		−		−	7,683
Total Loans	$456,300		$2,289		$727		$1,224		$898		$14	$461,452

   Loans by credit quality indicators as of December 31, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total
Construction loans:
Residential	$15,221	$	−	$	−	$	−	$	−	$15,221
Land acquisition, development & commercial	31,433		3,987		−		181		−	35,601
Real estate loans:
Residential	120,575		342		559		−		173	121,649
Commercial	165,760		7,386		644		209		−	173,999
Commercial, industrial, agricultural	59,042		1,249		503		379		24	61,197
Equity lines	28,536		−		299		−		−	28,835
Consumer	7,658		−		−		35		−	7,693
Total Loans	$428,225		$12,964		$2,005		$804		$197	$444,195

At June 30, 2018 and December 31, 2017, the Company does not have any loans classified as Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for the six months ended June 30, 2018 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,046	$(797)	$3,249
Additions	697	—	697
Write downs	—	(158)	(158)
Sales	(374)	—	(374)
Balance at the end of the year	$4,369	$(955)	$3,414

Changes in foreclosed properties for the six months ended June 30, 2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	—	—	—
Write downs	—	(380)	(380)
Sales	(1,262)	616	(646)
Balance at the end of the year	$3,357	$(589)	$2,768

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2018 and December 31, 2017 were as follows:

(Dollars in Thousands)	June 30, 2018	December 31, 2017
Residential lots	$1,398	$1,745
Residential development	366	—
Residential real estate	1,197	1,024
Commercial lots	63	90
Commercial buildings	390	390
Total Other Real Estate Owned	$3,414	$3,249

There were no residential real estate loans in the process of foreclosure at June 30, 2018 or December 31, 2017.

Other real estate owned related expenses in the consolidated statements of income for the three and six months ended June 30, 2018 and June 30, 2017 include:

(Dollars In Thousands)	Three months Ended June 30, 2018	Three months Ended June 30, 2017	Six months Ended June 30, 2018	Six months Ended June 30, 2017
Provision for unrealized losses	$–	$380	$158	$380
Operating expenses	64	24	205	37
Total Other Real Estate Owned	$64	$404	$363	$417

Note 6. Stock Based Compensation

The Company recorded stock-based compensation expense of $114 thousand and $73 thousand for the years to date June 30, 2018 and 2017, respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2018 or 2017. Compensation expense is charged to income ratably over the vesting period and was $36 thousand and $36 thousand for the year to date June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, there was $101 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 1.5 years.

A summary of option activity under the 2005 stock option plan year to date June 30, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Contractual Term (years)
Balance at December 31, 2017	187,000	$7.78
Granted	–	–
Exercised	(18,300)	7.83
Expired	(31,500)	10.79
Forfeited	–	–
Balance at June 30, 2018	137,200	$7.08	$958,186	6.24
Exercisable at June 30, 2018	80,000	$7.21	$548,474	6.07

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2018.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $78 thousand and $37 thousand for the years to date June 30, 2018 and 2017, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 22,649 and 8,258 shares of restricted stock under the plan during the years to date June 30, 2018 and June 30, 2017, respectively. The weighted-average grant date fair value of restricted stock granted in 2018 was $11.32 compared to $9.87 in 2017.

As of June 30, 2018, there was $395 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2023. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	32,087	$8.63	31,546	$7.03
Granted	22,649	11.32	8,258	9.87
Vested	(12,241)	7.71	(11,125)	6.03
Forfeited	-	-	-	-
Nonvested at the end of the period	42,495	$10.33	28,679	$8.23

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

(Dollars in Thousands)		Carrying value at June 30, 2018
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$11,770	$–	$11,770	$–
Mortgage-backed securities and CMO’s	20,434	–	20,434	–
Corporate securities	6,610	–	6,610	–
Municipal securities	9,101	–	9,101	–

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,435	$–	$13,435	$–
Mortgage-backed securities and CMO’s	23,981	–	23,981	–
Corporate securities	7,067	–	7,067	–
Municipal securities	10,861	–	10,861	–

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017.

(Dollars in Thousands)		Carrying value at June 30, 2018
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$280	$–	$280	$–
Other real estate owned	3,414	–	697	2,717

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$1,587	$–	$1,587	$–
Other real estate owned	3,249	–	697	2,717

At June 30, 2018 and December 31, 2017, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2018:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for March 31, 2018
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$2,001	Discounted appraised value	Selling cost	6%	-	10%	(8%)
			Discount for lack of marketability and age of appraisal	0%	-	43%	(0%)

	$716	Internal evaluations	Internal evaluations	25%	-	25%	(25%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$2,254	Discounted appraised value	Selling cost	6%	-	10%	(8%)
			Discount for lack of marketability and age of appraisal	0%	-	43%	(7%)

	$995	Internal evaluations	Internal evaluations	19%	-	19%	(19%)

The following tables summarize the estimated fair values of the Company’s financial instruments at June 30, 2018 and at December 31, 2017. The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the six months ended June 30, 2018, the Company adopted ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. In accordance with this guidance, the Company has adopted the exit price disclosure requirements for the below table on a prospective basis for the period ended June 30, 2018. The disclosure included for the period ended December 31, 2017 continues to be presented utilizing the entry price assumption previously utilized.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

(Dollars in Thousands)		Fair value at June 30, 2018
Description	Carrying value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$20,689	$20,689	$–	$–	$20,689
Federal funds sold	319	319	–	–	319
Securities available for sale	47,915	–	47,915	–	47,915
Restricted equity securities	2,546	–	2,546	–	2,546
Loans held for sale	280	–	280	–	280
Loans, net	457,535	–	–	448,501	448,501
Bank owned life insurance	8,097	–	8,097	–	8,097
Accrued income	2,592	–	2,592	–	2,592
Financial liabilities
Total deposits	481,085	–	480,632	–	480,632
FHLB borrowings	15,116	–	15,102	–	15,102
Subordinated notes	7,269	–	7,704	–	7,704
Other borrowings	275	–	275	–	275
Accrued interest payable	361	–	361	–	361

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2017:

(Dollars in Thousands)		Fair value at December 31, 2017
Description	Carrying value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$21,714	$21,714	$–	$–	$21,714
Federal funds sold	180	180	–	–	180
Securities available for sale	55,344	–	55,344	–	55,344
Restricted equity securities	2,371	–	2,371	–	2,371
Loans held for sale	1,587	–	1,587	–	1,587
Loans, net	440,437	–	–	438,449	438,449
Bank owned life insurance	8,669	–	8,669	–	8,669
Accrued income	2,681	–	2,681	–	2,681
Financial liabilities
Total deposits	477,320	–	477,599	–	477,599
FHLB borrowings	11,028	–	11,150	–	11,150
Subordinated notes	7,254	–	7,890	–	7,890
Other borrowings	1,558	–	1,558	–	1,558
Accrued interest payable	368	–	368	–	368

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and six months ended June 30, 2018 and 2017 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2018	2017
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$-	$29	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	-	10	Income tax expense
	$-	$19	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2017	2017
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$60	$42	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	13	14	Income tax expense
	$47	$28	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.

	For the Three Months Ended June 30,
	2018			2017
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,806,960	$973	$0.17	5,768,670	$434	$0.08
Effect of dilutive securities:
Dilutive stock options	45,798	−	-	21,235	−	−
Earnings per common share, diluted	5,852,758	$973	$0.17	5,789,905	$434	$0.08

	For the Six Months Ended June 30,
	2018			2017
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,801,016	$2,163	$0.37	5,766,041	$1,199	$0.21
Effect of dilutive securities:
Dilutive stock options	45,798	−	−	21,235	−	−
Earnings per common share, diluted	5,846,814	$2,163	$0.37	5,787,276	$1,119	$0.21

At June 30, 2018, as a result of the increase in the Corporation’s stock price, there were no stock options considered antidilutive. At June 30, 2017, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 33,000. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

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

Discussion of Operations

Executive Summary

Net income available to common shareholders for the second quarter of 2018 totaled $973 thousand, an improvement of $539 over the prior year due to the prior year’s higher provision and the prior year's write down of foreclosed property.   The fully diluted earnings per common share was $0.17 and $0.08 for the three months ended June 30, 2018 and 2017, respectively.  HomeTown Bankshares paid its first cash dividend of $0.04 per common share in the second quarter of 2018.

Net income available to common shareholders amounted to $2.2 million for the first half of 2018 compared to $1.2 million for the same period last year. Excluding a nonrecurring gain on bank owned life insurance of $642 thousand, net income available to shareholders was $322 thousand or 27% more than the prior year. Fully diluted earnings per common share amounted to $0.37 per share for the first half of 2018 compared to $0.21 per share for the first half of 2017.

Three Months Ended June 30, 2018

Net income attributable to HomeTown Bankshares was $973 thousand for the second quarter of 2018, more than double the $434 thousand earned in the second quarter of 2017.  Higher net interest income, lower provision for loan losses, and lower noninterest expense were all contributing factors to higher earnings in 2018.  Net charge-offs were $53 thousand for the three months ended June 30, 2018 compared to $491 thousand for the three months ended June 30, 2017.  Thus, less provision for loan losses was required to replenish the allowance for loan losses for the second quarter of 2018 than the same quarter last year; $110 thousand and $465 thousand, respectively.

Net interest income for the three months ended June 30, 2018 totaled $4.7 million, and was $276 thousand or 6.3% greater than the second quarter of 2017. The expansion of average earning assets by $19.6 million provided $309 thousand in additional interest income. Loan growth fueled the increase in earning assets.  Average loans for the quarter were $460 million, $28.0 million or 6.5% more than the second quarter of 2017, and was funded primarily by deposit growth, and the utilization of available liquid funds. Average total deposits for the three months ended June 30, 2018 totaled $479 million and were $15.8 million more than average deposits for the same quarter last year.

The net interest margin was 3.54% for the quarter ended June 30, 2018, an increase of 6 basis points over the 3.48% for the same quarter last year.  Excess funds were shifted from lower yielding interest bearing deposits at other banks to fund loan growth. As the Federal Reserve continues to steadily increase interest rates, loan yields increased 11 basis points, keeping pace and slightly surpassing the 10 basis point rise in interest bearing deposits for the second quarter of 2018 over the second quarter of 2017.  Spread compression may occur in future quarters as competition for loans exerts a downward pressure on loan rates; the promotions of higher interest rate CD and money market deposit products may attract funding unfavorably impacting the mix of deposits and may push up the cost of funds.

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$207	$—	1.46%	$50	$—	0.83%
Deposits in banks	9,656	40	1.65	18,801	50	1.06
Securities, taxable	42,007	271	2.59	37,751	260	2.76
Securities, nontaxable (1)	7,923	57	3.61	11,656	76	3.97
Restricted equity securities	2,741	38	5.41	2,417	33	5.51
Loans held for sale	530	6	4.72	745	8	4.13
Loans (1)	459,551	5,120	4.42	431,578	4,695	4.31
Total earnings assets	522,615	5,532	4.21	502,998	5,122	4.07
Less: Allowance for loan losses	(3,897)			(3,779)
Total non-earning assets	39,057			37,371
Total Assets	$557,775			$536,590

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$106,425	$66	0.25%	$91,805	$40	0.17%
Money market savings	74,893	71	0.38	72,060	44	0.25
Regular savings	53,946	61	0.45	49,895	43	0.35
Time Deposits	130,222	462	1.42	139,438	425	1.22
FHLB borrowings	15,724	80	1.99	12,850	52	1.61
Subordinated notes	7,265	134	7.38	7,234	134	7.41
Other borrowings	506	6	4.65	1,267	8	2.54
Total interest bearing liabilities	388,981	880	0.91	374,549	746	0.80
Non-interest bearing liabilities:
Demand deposits	113,905			110,364
Other liabilities	2,621			3,233
Total liabilities	505,507			488,146
Total HomeTown Bankshares Corporation stockholders’ equity	51,747			47,999
Non-controlling interest in consolidated subsidiary	521	—		445	—
Total Liabilities and Stockholders’ Equity	$557,775	880		$536,590	746
Net interest income		$4,652			$4,376
Interest rate spread			3.30			3.27
Interest expense to average earning assets			0.67			0.59
Net interest margin			3.54%			3.48%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 21 percent for 2018 and 34 percent for 2017.

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$—	$—	$—
Deposits in banks	(10)	27	(37)
Securities, taxable	11	(24)	35
Securities, nontaxable	(19)	7	(26)
Restricted equity securities	5	—	5
Loans held for sale	(2)	1	(3)
Loans	425	90	335
Total interest income	410	101	309

Interest expense:
Interest bearing liabilities:
Checking	26	17	9
Money market savings	27	25	2
Regular savings	18	13	5
Time Deposits	37	65	(28)
FHLB borrowings	28	13	15
Subordinated notes	—	(1)	1
Other borrowings	(2)	2	(4)
Total interest expense	134	134	—

Net interest income	$276	$(33)	$309

Noninterest income for the second quarter of 2018 was $789 thousand, $244 thousand less than the $1.0 million earned during the same period in 2017.  Other income in the prior year included a one-time bankruptcy settlement of $172 thousand.  Lower mortgage banking income and brokerage commissions also contributed to the decrease.  The unfavorable variance was partially mitigated by higher ATM and interchange income from from deposit growth.

For the three months ended June 30, 2018, noninterest expense totaled  $4.1 million $202 thousand less than the $4.3 million recorded in the same quarter last year.   The second quarter of 2017 included a  $380 thousand write-down of a foreclosed property in anticipation of its sale in the the third quarter of 2017; no further loss was recognized in the third quarter when the sale was completed.

Six Months Ended June 30, 2018

Net income attributable to HomeTown Bankshares was $2.2 million for the first half of 2018. Without the nonrecurring gain of $642 thousand, net income attributable to HomeTown Bankshares would have been $1.5 million, an increase of  $322 thousand  over the $1.2 million for the first half of 2017. Favorable variances in net interest income, the provision for loan losses and income tax expense were offset by higher noninterest expense.

Net interest income for the six months ended June 30, 2018 totaled $9.2 million, and was $548 thousand or 6.3% greater than the first half of 2017. The expansion of average earning assets by $19.9 million provided $571 thousand in additional interest income. Average loans for the first half of the year were $454 million, $27.0 million or 6.3% more than the first half of 2017. Average total deposits for the six months ended June, 30, 2018 totaled $477 million and were $16.1 million more than average deposits for the same period last year. While deposit growth was the primary source of funds supporting the growth of loans since last year, the utilization of available interest bearing deposits at other banks provided $7.8 million of additional funding.

The net interest margin was 3.54% for the six months ended June 30, 2018, compared to 3.49% for the six months ended June 30, 2017.   The interest rate spread was 4 basis points higher than the prior year.  The yield on earning assets rose 10 basis points as the result of increasing interest rates and a favorable change in the mix of earning assets, as higher yielding loans comprised a greater percentage of all earning assets.  The yield on loans increased 5 basis points compared to an increase of 6 basis points for interest bearing deposits for the first six months of 2018 compared to the previous year.  This may lead to margin compression in future periods, as rising deposit costs may not be offset by increasing earning asset yields.

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$197	$1	1.41%	$48	$—	0.73%
Deposits in banks	10,895	89	1.64	18,580	92	1.00
Securities, taxable	43,018	562	2.62	38,319	500	2.61
Securities, nontaxable (1)	8,131	116	3.61	12,526	164	3.96
Restricted equity securities	2,624	73	5.53	2,373	65	5.50
Loans held for sale	558	12	4.43	611	12	4.08
Loans (1)	453,943	10,018	4.40	426,975	9,315	4.35
Total earnings assets	519,366	10,871	4.19	499,432	10,148	4.09
Less: Allowance for loan losses	(3,833)			(3,731)
Total non-earning assets	38,497			37,108
Total Assets	$554,030			$532,809

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$107,235	$134	0.25%	$92,844	$79	0.17%
Money market savings	73,237	116	0.32	71,673	87	0.24
Regular savings	54,454	116	0.43	48,466	84	0.35
Time Deposits	130,205	871	1.35	143,016	856	1.21
FHLB borrowings	15,243	146	1.90	12,200	97	1.59
Subordinated notes	7,261	268	7.39	7,230	268	7.41
Other borrowings	560	12	4.40	1,462	17	2.16
Total interest bearing liabilities	388,195	1,663	0.86	376,891	1,488	0.80
Non-interest bearing liabilities:
Demand deposits	111,546			104,590
Other liabilities	2,455			1,953
Total liabilities	502,196			483,434
Total HomeTown Bankshares Corporation stockholders’ equity	51,317			48,932
Non-controlling interest in consolidated subsidiary	517	—		443	—
Total Liabilities and Stockholders’ Equity	$554,030	1,663		$532,809	1,488
Net interest income		$9,208			$8,660
Interest rate spread			3.33			3.29
Interest expense to average earning assets			0.65			0.60
Net interest margin			3.54%			3.49%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 21 percent for 2018 and 34 percent for 2017.

	Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$—	$1
Deposits in banks	(3)	60	(63)
Securities, taxable	62	(13)	75
Securities, nontaxable	(48)	15	(63)
Restricted equity securities	8	1	7
Loans held for sale	—	1	(1)
Loans	703	88	615
Total interest income	723	152	571

Interest expense:
Interest bearing liabilities:
Checking	55	37	18
Money market savings	29	27	2
Regular savings	32	19	13
Time Deposits	15	92	(77)
FHLB borrowings	49	20	29
Subordinated notes	—	(1)	1
Other borrowings	(5)	2	(7)
Total interest expense	175	196	(21)

Net interest income	$548	$(44)	$592

Noninterest income for the first six months of 2018 was $2.2 million, compared to $1.7 million for the same period in 2017; noninterest income, net of non-recurring income amounted to $1.5 million during the first six months of 2018 vs. $1.6 million in the first six months of 2017. The non-recurring income during 2018 was the recognition of a nontaxable net death benefit proceeds of $642 thousand from bank owned life insurance; while other income in the prior year included a one-time bankruptcy settlement of $172 thousand.  The decrease in non-interest income, net of the non-recurring items, was primarily the result of declines in mortgage banking income, partially offset by an increase in ATM and interchange income related to new account growth.

For the six months ended June 30, 2018, noninterest expense was $8.5 million, $362 thousand or 4.5% more than the $8.1 million recorded in the same period last year. Salaries and employee benefits for the six months ended June 30, 2018 were $299 thousand more than the same six months of 2017, and were partially offset by the $91 thousand decrease in professional fees.  The current period includes the wages for the position of Chief Risk Officer that was open in the same period last year.  In 2017 much of the Company's internal audit work was outsourced and the cost included in professional fees.  Other factors contributing to higher personnel expense was annual merit raises, and the acceleration of the vesting of all remaining restricted stock related to the death of a former executive.   Data processing expense was up $152 thousand over the prior year.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Assets totaled $558 million at June 30, 2018, an increase of $7.9 million or 1.4% since year end 2017. The continuing expansion of the net loan portfolio by $17.1 million during the six months since December 31, 2017 was partially offset by a decrease in the investment portfolio.

The Company’s liabilities at June 30, 2018 totaled $506.0 million compared to $499.4 million at December 31, 2017, an increase of $6.7 million or 1.3%.  Total deposits increased $3.8 million during the same period to $481.1 million at June 30, 2018, while FHLB borrowings grew $4.1 million from year end 2017.

At June 30, 2018 and December 31, 2017, the stockholders’ equity of HomeTown Bankshares was $52.1 million and $50.9 million, respectively, an increase of $1.2 million or 2.4%. The change in stockholders’ equity in the first six months of 2018 was mainly the result of net income, partially offset by increases in unrealized losses in the investment portfolio caused by market volatility.

 Non-performing Assets

 Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

	June 30, 2018	December 31, 2017
(Dollars in thousands)
Real Estate:
Construction and land development	$308	$274
Residential 1-4 families	460	173
Commercial real estate	471	209
Commercial loans	278	403
Equity lines	122	49
Loans to individuals	-	36
Total nonperforming loans	1,639	1,144
Other real estate owned	3,414	3,249
Total nonperforming assets, excluding performing restructured loans	5,053	4,393
Performing restructured loans	3,830	3,889
Total nonperforming assets, including restructured loans	$8,883	$8,282

At June 30, 2018, four loans totaling $4.0 million were classified as troubled debt restructurings (“TDRs”). Two of the four loans totaling $3.8 million were performing in accordance with their restructured terms and were accruing interest at June 30, 2018. The other two loans from one borrower totaled $203 thousand and were on nonaccrual status at June 30, 2018. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2018 and December 31, 2017 are included in Note 5, and the activity in other real estate owned for the first six months of 2018 and 2017 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first three months of 2018, a provision of $347 thousand was recorded. Charged off loans exceeded recoveries of previous charge offs by $188 thousand and $471 thousand for the first six months of 2018 and 2017, respectively.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. There were no specific reserves for loans individually evaluated for impairment at June 30, 2018 and December 31, 2017.  Impaired loans totaled $5.8 million at June 30, 2018, $433 thousand higher than the balance at year end 2017.

The percentage of the allowance for loan losses to total loans was 0.85% at June 30, 2018, and December 31, 2017.  Unallocated reserves were $5 thousand at June 30, 2018 and $9 thousand at December 31, 2017. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The allowance for loan losses to nonaccrual loans was 239% at June 30, 2018 and 328% at December 31, 2017. Past due and non-accruing loans to total loans was 0.71% at June 30, 2018 compared to 1.19% at December 31, 2017.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $57.6 million at June 30, 2018, compared to $65.2 million at December 31, 2017.  Commercial interest bearing deposits remain volatile and withdrawals may result in less liquidity in the future. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings and time deposits through competitive pricing tactics. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At June 30, 2018, the Company had borrowed $15.1 million of the $22.4 million of lendable collateral value, leaving $7.3 million of unused credit immediately available. The Company also had $41.0 million of fed funds lines of credit available at June 30, 2018. In addition, the Company had borrowed $7.5 million of the available $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At June 30, 2018 there were no advances on the fed funds or credit lines.

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

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $5.7 million of retained earnings at June 30, 2018.  On May 15, 2018 at the annual shareholders meeting the Board of Directors declared the Company’s first cash dividend.  The cash dividend of $0.04 per common share was paid on June 15, 2018 to shareholders of record on May 31, 2018.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at June 30, 2018 and December 31, 2017.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	June 30, 2018	December 31, 2017
(Dollars in thousands)
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,340	32,226
Retained Earnings	12,664	10,551
Common Equity Tier 1 Capital	59,701	57,474
Tier 1 Capital:
Tier 1 Minority Interest	6	25
Tier 1 Capital	59,707	57,499
Total Capital:
Allowance for Loan Losses (allowable portion)	3,917	3,758
Total Capital	$63,624	$61,257

The Bank’s total capital increased $2.4 million from December 31, 2017 to June 30, 2018, primarily as the result of retaining the $2.2 million of year to date June 30, 2018 net income attributable to the bank and noncontrolling interest.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank June 30, 2018	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$63,624	12.40%	$50,664	9.875	$51,305	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	59,701	11.64	32,708	6.375	33,349	6.50
Tier I Capital (to Risk-Weighted Assets)	59,707	11.64	40,403	7.875	41,044	8.00
Tier I Capital (to Average Assets)	59,707	10.70	22,310	4.00	27,888	5.00

HomeTown Bank December 31, 2017	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$61,257	12.48%	$45,403	9.25	$49,084	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	57,474	11.71	28,222	5.75	31,903	6.50
Tier I Capital (to Risk-Weighted Assets)	57,499	11.72	35,569	7.25	39,248	8.00
Tier I Capital (to Average Assets)	57,499	10.39	22,136	4.00	27,670	5.00

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

At June 30, 2018, outstanding commitments to extend credit including letters of credit were $123.3 million. There are no commitments to extend credit on impaired loans.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Bank has formed a committee to address the compliance requirements, data gathering, archiving and analysis efforts.  The Bank began tracking data during the 2nd quarter of 2018 and will reassess its position during the 4th quarter of 2018.  Additionally, the Bank has begun to analyze various software solutions that will assist in complying with this Standard.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018, and 2017;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: August 13, 2018	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: August 13, 2018	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer