Form 10-Q
period 2018-09-30
HomeTown Bankshares Corp
filed 2018-11-13
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 9, 2018, 5,809,789 shares of common stock, par value $5.00 per share, of the issuer were outstanding.

HOMETOWN BANKSHARES CORPORATION

Form 10-Q

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

HomeTown Bankshares Corporation

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

Dollars In Thousands, Except Share and Per Share Data	September 30, 2018	December 31, 2017
	(Unaudited)	*
Assets
Cash and due from banks	$18,126	$21,714
Federal funds sold	193	180
Securities available for sale, at fair value	45,704	55,344
Restricted equity securities, at cost	2,359	2,371
Loans held for sale	1,378	1,587
Loans, net of allowance for loan losses of $3,947 in 2018 and $3,758 in 2017	462,396	440,437
Property and equipment, net	13,096	12,937
Other real estate owned, net of valuation allowance of $954 in 2018 and $797 in 2017	3,196	3,249
Bank owned life insurance	8,147	8,669
Accrued income	2,639	2,681
Other assets	1,507	1,084
Total assets	$558,741	$550,253

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$121,598	$106,956
Interest-bearing	361,899	370,364
Total deposits	483,497	477,320
Federal Home Loan Bank borrowings	10,728	11,028
Subordinated notes	7,277	7,254
Other borrowings	1,348	1,558
Accrued interest payable	556	368
Other liabilities	2,365	1,833
Total liabilities	505,771	499,361

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,809,789 (includes 42,495 restricted shares) at September 30, 2018 and 5,775,597 (includes 32,087 restricted shares) at December 31, 2017	28,836	28,777
Surplus	18,151	17,980
Retained earnings	6,798	3,767
Accumulated other comprehensive loss	(1,158)	(141)
Total HomeTown Bankshares Corporation stockholders’ equity	52,627	50,383
Noncontrolling interest in consolidated subsidiary	343	509
Total stockholders’ equity	52,970	50,892
Total liabilities and stockholders' equity	$558,741	$550,253

*Derived from consolidated audited financial statements.

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the three and nine months ended September 30, 2018 and 2017

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in Thousands, Except Share and Per Share Data	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans and fees on loans	$5,344	$4,797	$15,374	$14,123
Taxable investment securities	262	244	824	744
Nontaxable investment securities	56	75	172	239
Dividends on restricted stock	38	33	111	98
Other interest income	48	68	138	160
Total interest and dividend income	5,748	5,217	16,619	15,364
Interest expense:
Deposits	761	588	1,998	1,694
Subordinated notes	134	134	402	402
Other borrowed funds	85	58	243	171
Total interest expense	980	780	2,643	2,267
Net interest income	4,768	4,437	13,976	13,097
Provision for loan losses	24	40	371	575
Net interest income after provision for loan losses	4,744	4,397	13,605	12,522

Noninterest income:
Service charges on deposit accounts	139	120	419	415
ATM and interchange income	265	206	754	612
Mortgage banking	195	263	587	725
Gains on sales of investment securities, net	-	18	60	60
Income from life insurance death benefit	-	-	642	-
Other income	165	150	478	675
Total noninterest income	764	757	2,940	2,487

Noninterest expense:
Salaries and employee benefits	2,113	2,099	6,465	6,153
Occupancy and equipment expense	416	391	1,253	1,245
Data processing expense	355	309	1,152	954
ATM processing expense	21	57	62	180
Advertising and marketing expense	136	112	491	383
Professional fees	76	89	350	454
Bank franchise taxes	106	100	313	299
FDIC insurance expense	26	78	182	181
Losses on sales and write-downs of other real estate owned, net	2	-	160	380
Other real estate owned expense	44	28	249	66
Directors’ fees	91	97	294	306
Merger-related expense	65	-	65	-
Other expense	407	444	1,289	1,308
Total noninterest expense	3,858	3,804	12,325	11,909
Net income before income taxes	1,650	1,350	4,220	3,100
Income tax expense	308	413	687	930
Net income	1,342	937	3,533	2,170
Less net income attributable to non-controlling interest	10	20	38	54
Net income attributable to HomeTown Bankshares Corporation	$1,332	$917	$3,495	$2,116
Basic earnings per common share	$0.23	$0.16	$0.60	$0.37
Diluted earnings per common share	$0.23	$0.16	$0.60	$0.37
Weighted average common shares outstanding	5,810,618	5,770,175	5,804,251	5,767,602
Diluted weighted average common shares outstanding	5,861,082	5,794,777	5,854,715	5,792,204

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2018 and 2017

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Dollars In Thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,342	$937	$3,533	$2,170

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(306)	(201)	(1,227)	307
Deferred income tax benefit (expense) on unrealized holding gains on securities available for sale	64	68	258	(104)
Reclassification adjustment for gains on sales of investment securities included in net income	-	(18)	(60)	(60)
Tax expense related to realized gains on securities sold	-	6	13	20
Total other comprehensive income (loss)	(242)	(145)	(1,016)	163

Comprehensive income	1,100	792	2,517	2,333
Less: Comprehensive income attributable to the non-controlling interest	10	20	38	54
Comprehensive income attributable to HomeTown Bankshares Corporation	$1,090	$772	$2,479	$2,279

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

Dollars in Thousands	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$3,533	$2,170
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	511	545
Provision for loan losses	371	575
Amortization of premium on securities, net	327	351
Amortization of discount on subordinated notes	23	23
Gains on sales of loans held for sale	(421)	(516)
Losses on sales and writedowns of other real estate, net	160	380
Gains on sales of investment securities	(60)	(60)
Increase in value of life insurance contracts	(152)	(146)
Income from life insurance benefit	(642)	–
Stock compensation expense	159	109
Originations of loans held for sale	(21,728)	(24,759)
Proceeds from sales of loans held for sale	22,358	24,940
Changes in assets and liabilities:
Accrued income	42	(330)
Other assets	104	(222)
Deferred taxes, net	(257)	(71)
Accrued interest payable	188	122
Other liabilities	538	227
Net cash flows provided by operating activities	5,054	3,338
Cash flows from investing activities:
Net increase in federal funds sold	(13)	(90)
Purchases of available for sale securities	(900)	(18,099)
Sales, maturities, and calls of available for sale securities	8,986	17,436
Redemption (purchase) of restricted equity securities, net	12	(158)
Net increase in loans	(23,027)	(17,074)
Purchase of other real estate at foreclosure	–	(274)
Proceeds from sales of other real estate	590	876
Purchase of bank owned life insurance	–	(500)
Death benefit from bank owned life insurance	1,316	–
Supplemental executive retirement plan payments	(6)	–
Purchases of property and equipment	(670)	(272)
Net cash flows used in investing activities	(13,712)	(18,155)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	14,642	18,895
Net increase (decrease) in interest-bearing deposits	(8,465)	9,201
Net increase (decrease) in FHLB borrowings	(300)	3,361
Net decrease in other borrowings	(210)	(125)
Distribution of equity of noncontrolling interest	(204)	–
Common stock cash dividends paid	(464)	–
Exercise of stock options	91	28
Net settlement of vested restricted stock	(20)	(17)
Net cash flows provided by financing activities	5,070	31,343
Net increase (decrease) in cash and cash equivalents	(3,588)	16,526
Cash and cash equivalents, beginning	21,714	18,229
Cash and cash equivalents, ending	$18,126	$34,755
Supplemental disclosure of cash flow information:
Cash payments for interest	$2,455	$2,122
Cash payments for income taxes	$790	$1,211
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans to other real estate owned	$697	$750
Change in unrealized gains and losses on available for sale securities	$(1,287)	$247

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

On October 1, 2018, the Company and American National Bankshares, Inc. (“American National”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into American National (the “Merger”). As a result of the Merger, the holders of shares of the Company's common stock will receive 0.4150 shares of American National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the first quarter of 2019, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

In preparing these financial statements, management has evaluated all other subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no additional material subsequent events to be disclosed.

Basis of Presentation

The consolidated financial statements as of September 30, 2018 and for the periods ended September 30, 2018 and 2017 included herein, have been prepared by HomeTown Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Management believes that all interim adjustments for the periods ended September 30, 2018 are of a normal recurring nature. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2017, included in the Company’s Form 10-K for the year ended December 31, 2017. Interim financial performance is not necessarily indicative of performance for the full year.

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

Adoption of New Accounting Standards

During the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (2) above, the Company measured the fair value of its loan and deposit portfolios as of September 30, 2018 using an exit price notion (see Note 7 Fair Value Measurement).

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

Note 2. Investment Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2018 and December 31, 2017, are as follows:

(Dollars In Thousands)	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$11,130	$9	$(339)	$10,800
Mortgage-backed securities and CMO’s	20,279	-	(954)	19,325
Corporate securities	6,641	21	(74)	6,588
Municipal securities	9,120	64	(193)	8,991
	$47,170	$94	$(1,560)	$45,704

(Dollars In Thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agency securities	$13,475	$61	$(101)	$13,435
Mortgage-backed securities and CMO’s	24,344	12	(375)	23,981
Corporate securities	6,991	118	(42)	7,067
Municipal securities	10,713	213	(65)	10,861
	$55,523	$404	$(583)	$55,344

 U. S. Government agency securities: The unrealized losses on thirty-two of the Company’s investments in obligations of the U. S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost basis which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Mortgage-backed securities and CMO’s: The unrealized losses on thirty-seven of the Company’s investments in government-sponsored entity mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were caused by increases in market interest rates over the yields available at the time the securities were purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Corporate securities: The unrealized losses on five of the Company’s investments in corporate securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Municipal securities: The unrealized losses on ten of the Company’s investments in municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates, credit spreads, and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

The following tables demonstrate the unrealized loss position of available-for-sale securities at September 30, 2018 and December 31, 2017. This information summarizes the amount of time individual securities have been in a continuous, unrealized loss position.

	September 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agency securities	$3,717	$(76)	$6,330	$(263)	$10,047	$(339)
Mortgage-backed securities and CMO’s	4,567	(211)	14,758	(743)	19,325	(954)
Corporate securities	1,661	(38)	1,446	(36)	3,107	(74)
Municipal securities	1,781	(36)	2,670	(157)	4,451	(193)
	$11,726	$(361)	$25,204	$(1,199)	$36,930	$(1,560)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars In Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$6,859	$(44)	$2,995	$(57)	$9,854	$(101)
Mortgage-backed securities and CMO’s	15,624	(192)	7,386	(183)	23,010	(375)
Corporate securities	1,438	(42)	-	-	1,438	(42)
Municipal securities	453	(3)	2,332	(62)	2,785	(65)
	$24,374	$(281)	$12,713	$(302)	$37,087	$(583)

There are 84 debt securities with fair values totaling $36.9 million considered temporarily impaired at September 30, 2018.  As of September 30, 2018, the Company does not consider any bond in an unrealized loss position to be other-than-temporarily impaired.

The Company realized gains of $69 thousand and $9 thousand of losses on sales of securities in the first nine months of 2018. The Company realized gains of $165 thousand and $105 thousand of losses during the same period last year.

The amortized cost and fair values of investment securities available for sale at September 30, 2018, by contractual maturity are as follows:

(Dollars In Thousands)	Amortized Cost	Fair Value
One year or less	$250	$248
Over one through five years	2,462	2,401
Over five through ten years	14,010	13,797
Greater than 10 years	30,448	29,258
	$47,170	$45,704

 Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at September 30, 2018 and December 31, 2017 were as follows:

(Dollars In Thousands)	September 30, 2018	December 31, 2017
Construction loans:
Residential	$19,062	$15,221
Land acquisition, development & commercial	26,048	35,601
Real estate:
Residential	141,728	121,649
Commercial	187,894	173,999
Commercial, industrial & agricultural	54,782	61,129
Equity lines	28,675	28,835
Consumer	8,003	7,693
Overdrafts	151	68
Total	466,343	444,195
Less allowance for loan losses	(3,947)	(3,758)
Loans, net	$462,396	$440,437

The past due and nonaccrual status of loans as of September 30, 2018 was as follows:

(Dollars In Thousands)	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due		Total Past Due		Current	Total Loans	Nonaccrual Loans
Construction loans:
Residential	$	−	$	−	$	−	$	−	$19,062	$19,062	$	−
Land acquisition, development & commercial		253		−		−		253	25,795	26,048		124
Real estate:
Residential		870		73		−		943	140,785	141,728		546
Commercial		136		83		−		219	187,675	187,894		468
Commercial, industrial & agricultural		28		46		−		74	54,859	54,933		169
Equity lines		303		104		−		407	28,268	28,675		147
Consumer		2		−		−		2	8,001	8,003		−
Total		$1,592		$306	$	−		$1,898	$464,445	$466,343		$1,454

The past-due and nonaccrual status of loans as of December 31, 2017 was as follows:

(Dollars In Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past- Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$15,221	$15,221	$–
Land acquisition, development & commercial	43	–	274	317	35,284	35,601	274
Real Estate:
Residential	589	870	546	2,005	119,644	121,649	173
Commercial	278	19	209	506	173,493	173,999	209
Commercial, industrial & agricultural	130	143	392	665	60,532	61,197	403
Equity lines	544	49	–	593	28,242	28,835	49
Consumer	17	2	36	55	7,638	7,693	36
Total	$1,601	$1,083	$1,457	$4,141	$440,054	$444,195	$1,144

There were no loans which were past due ninety days or more and still accruing interest as of September 30, 2018. There was one loan, totaling $373 thousand, which was past due ninety days or more and still accruing interest at December 31, 2017.

Impaired loans, which include TDR’s of $4.0 million, and the related allowance at September 30, 2018, were as follows:

September 30, 2018 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		43		43		−		43		1
Real estate:
Residential		667		667		−		683		16
Commercial		4,264		4,264		−		4,367		120
Commercial, industrial & agricultural		180		180		−		185		2
Equity lines		298		298		−		298		10
Consumer		−		−		−		−		−
Total loans with no allowance		$5,452		$5,452	$	−		$5,576		$149

September 30, 2018 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction loans:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real estate:
Residential		−		−		−		−		−
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−	$	−	$	−

Impaired loans, which include TDRs of $4.1 million, and the related allowance at December 31, 2017, were as follows:

December 31, 2017 With no related allowance: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		181		331	–		331		10
Real Estate:
Residential		360		640	–		638		30
Commercial		4,098		4,273	–		4,166		161
Commercial, industrial & agricultural		379		379	–		379		15
Equity lines		299		299	–		300		14
Consumer		−		−	–		−		−
Total loans with no allowance		$5,317		$5,922	$–		$5,814		$230

December 31, 2017 With an allowance recorded: (Dollars In Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		−		−		−		54		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−		$54	$	−

Troubled Debt Restructurings

At September 30, 2018, four loans totaling $4.0 million were classified as troubled debt restructurings (“TDRs”). This compares to four loans totaling $4.1 million at December 31, 2017. Two of the four loans totaling $3.8 million were performing in accordance with their restructured terms and were not on nonaccrual status at September 30, 2018. The other two loans to one borrower totaled $200 thousand and were on nonaccrual status at September 30, 2018.

No loans were modified in a TDR during the first nine months of 2018 or 2017.

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

Note 4. Allowance for Loan Losses

The following table presents, as of September 30, 2018, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

September 30, 2018	Allowance for loan losses									Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries	Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$94	$	−	$10	$7	$111	$	−	$111	$19,062	$	−	$19,062
Land acquisition, development & commercial	311		−	−	(97)	214		−	214	26,048		43	26,005
Real estate:			−
Residential	955		(96)	30	200	1,089		−	1,089	141,728		667	141,061
Commercial	1,603		−	1	147	1,751		−	1,751	187,894		4,264	183,630
Commercial, industrial & agricultural	441		(37)	2	(11)	395		−	395	54,933		180	54,753
Equity lines	237		−	−	(27)	210		−	210	28,675		298	28,377
Consumer	108		(114)	22	98	114		−	114	8,003		−	8,003
Unallocated	9		−	−	54	63		−	63	−		−	−
Total	$3,758		$(247)	$65	$371	$3,947	$	−	$3,947	$466,343		$5,452	$460,891

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$31	$94	$	−	$94	$15,221	$	−	$15,221
Land acquisition, development & commercial	173		(150)		−	288	311		−	311	35,601		181	35,420
Real estate:
Residential	866		(293)		−	382	955		−	955	121,649		360	121,289
Commercial	1,516		(454)		43	498	1,603		−	1,603	173,999		4,098	169,901
Commercial, industrial & agricultural	461		(80)		−	60	441		−	441	61,197		379	60,818
Equity lines	338		−		−	(101)	237		−	237	28,835		299	28,536
Consumer	97		(101)		15	97	108		−	108	7,693		−	7,693
Unallocated	122		−		−	(113)	9		−	9	−		−	−
Total	$3,636		$(1,078)		$58	$1,142	$3,758	$	−	$3,758	$444,195		$5,317	$438,878

Loans by credit quality indicators as of September 30, 2018 were as follows:

(Dollars in Thousands)	Pass Accruing	Special Mention Accruing		Special Mention Nonaccrual		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total

Construction loans:
Residential	$19,062	$	−	$	−	$	−	$	−	$	−	$19,062
Land acquisition, development & commercial	25,465		−		82		458		43		−	26,048
Real estate loans:
Residential	140,428		369		255		385		236		55	141,728
Commercial	184,717		2,137		−		573		467		−	187,894
Commercial, industrial, agricultural	54,593		171		−		−		169		−	54,933
Equity lines	28,230		−		147		298		−		−	28,675
Consumer	8,003		−		−		−		−		−	8,003
Total Loans	$460,498		$2,677		$484		$1,714		$915		$55	$466,343

Loans by credit quality indicators as of December 31, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total
Construction loans:
Residential	$15,221	$	−	$	−	$	−	$	−	$15,221
Land acquisition, development & commercial	31,433		3,987		−		181		−	35,601
Real estate loans:
Residential	120,575		342		559		−		173	121,649
Commercial	165,760		7,386		644		209		−	173,999
Commercial, industrial, agricultural	59,042		1,249		503		379		24	61,197
Equity lines	28,536		−		299		−		−	28,835
Consumer	7,658		−		−		35		−	7,693
Total Loans	$428,225		$12,964		$2,005		$804		$197	$444,195

At September 30, 2018 and December 31, 2017, the Company does not have any loans classified as Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for the nine months ended September 30, 2018 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,046	$(797)	$3,249
Additions	697	—	697
Write downs	—	(157)	(157)
Sales	(593)	—	(593)
Balance at the end of the period	$4,150	$(954)	$3,196

Changes in other real estate owned for the nine months ended September 30, 2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	1,024	—	1,024
Write downs	—	(380)	(380)
Sales	(1,492)	616	(876)
Balance at the end of the period	$4,151	$(589)	$3,562

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2018 and December 31, 2017 were as follows:

(Dollars in Thousands)	September 30, 2018	December 31, 2017
Residential lots	$1,243	$1,745
Residential development	366	—
Residential real estate	1,197	1,024
Commercial lots	—	90
Commercial buildings	390	390
Total Other Real Estate Owned	$3,196	$3,249

There were no residential real estate loans in the process of foreclosure at September 30, 2018 or December 31, 2017.

Other real estate owned related expenses in the consolidated statements of income for the three and nine months ended September 30, 2018 and September 30, 2017 include:

(Dollars In Thousands)	Three months Ended September 30, 2018	Three months Ended September 30, 2017	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
Provision for unrealized losses	$2	$—	$160	$380
Operating expenses	44	28	249	66
Total Other Real Estate Owned	$46	$28	$409	$446

Note 6. Stock Based Compensation

The Company recorded stock-based compensation expense of $159 thousand and $109 thousand for the years to date September 30, 2018 and 2017, respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  No stock options were granted during 2018 or 2017. Compensation expense is charged to income ratably over the vesting period and was $53 thousand each of the years to date September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, there was $78 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next 1.25 years.

A summary of option activity under the 2005 stock option plan year to date September 30, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Contractual Term (years)
Balance at December 31, 2017	187,000	$7.78
Granted	–	–
Exercised	(18,300)	7.83
Expired	(31,500)	10.79
Forfeited	–	–
Balance at September 30, 2018	137,200	$7.08	$867,250	6.22
Exercisable at September 30, 2018	80,000	$7.21	$495,450	5.82

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2018.

In 2009, the Board of Directors authorized 132,000 shares of common stock for issuance under the Restricted Stock Plan. On July 11, 2016, a 4% stock dividend was distributed and added 5,280 to the total number of shares authorized for issuance and currently raising the total available to 137,280. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $106 thousand and $56 thousand for the years to date September 30, 2018 and 2017, respectively. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The Company granted 22,649 and 8,258 shares of restricted stock under the plan during the years to date September 30, 2018 and September 30, 2017, respectively. The weighted-average grant date fair value of restricted stock granted in 2018 was $11.32 compared to $9.87 in 2017.

As of September 30, 2018, there was $367 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2023. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	32,087	$8.63	31,546	$7.03
Granted	22,649	11.32	8,258	9.87
Vested	(12,241)	7.71	(11,125)	6.03
Forfeited	-	-	-	-
Nonvested at the end of the period	42,495	$10.33	28,679	$8.23

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

(Dollars in Thousands)		Carrying value at September 30, 2018
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$10,800	$–	$10,800	$–
Mortgage-backed securities and CMO’s	19,325	–	19,325	–
Corporate securities	6,588	–	6,588	–
Municipal securities	8,991	–	8,991	–

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,435	$–	$13,435	$–
Mortgage-backed securities and CMO’s	23,981	–	23,981	–
Corporate securities	7,067	–	7,067	–
Municipal securities	10,861	–	10,861	–

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017.

(Dollars in Thousands)		Carrying value at September 30, 2018
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$1,378	$–	$1,378	$–
Other real estate owned	3,196	–	697	2,499

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$1,587	$–	$1,587	$–
Other real estate owned	3,249	–	–	3,249

At September 30, 2018 and December 31, 2017, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2018:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for September 30, 2018
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$1,922	Discounted appraised value	Selling cost	6%	-	10%	(8%)
			Discount for lack of marketability and age of appraisal	0%	-	10%	(0%)

	$577	Internal evaluations	Internal evaluations	29%	-	29%	(29%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$2,254	Discounted appraised value	Selling cost	6%	-	10%	(8%)
			Discount for lack of marketability and age of appraisal	0%	-	43%	(7%)

	$995	Internal evaluations	Internal evaluations	19%	-	19%	(19%)

The following tables summarize the estimated fair values of the Company’s financial instruments at September 30, 2018 and at December 31, 2017. The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the first quarter of 2018, the Company adopted ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. In accordance with this guidance, the Company has adopted the exit price disclosure requirements for the below table on a prospective basis for the period ended September 30, 2018. The disclosure included for the period ended December 31, 2017 continues to be presented utilizing the entry price assumption previously utilized.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

(Dollars in Thousands)		Fair value at September 30, 2018
Description	Carrying value as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$18,126	$18,126	$–	$–	$18,126
Federal funds sold	193	193	–	–	193
Securities available for sale	45,704	–	45,704	–	45,704
Restricted equity securities	2,359	–	2,359	–	2,359
Loans held for sale	1,378	–	1,378	–	1,378
Loans, net	462,396	–	–	453,266	453,266
Bank owned life insurance	8,147	–	8,147	–	8,147
Accrued income	2,639	–	2,639	–	2,639
Financial liabilities
Total deposits	483,497	–	483,157	–	483,157
FHLB borrowings	10,728	–	10,710	–	10,710
Subordinated notes	7,277	–	7,622	–	7,622
Other borrowings	1,348	–	1,348	–	1,348
Accrued interest payable	556	–	556	–	556

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2017:

(Dollars in Thousands)		Fair value at December 31, 2017
Description	Carrying value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Approximate Fair Values
Financial assets
Cash and due from banks	$21,714	$21,714	$–	$–	$21,714
Federal funds sold	180	180	–	–	180
Securities available for sale	55,344	–	55,344	–	55,344
Restricted equity securities	2,371	–	2,371	–	2,371
Loans held for sale	1,587	–	1,587	–	1,587
Loans, net	440,437	–	–	438,449	438,449
Bank owned life insurance	8,669	–	8,669	–	8,669
Accrued income	2,681	–	2,681	–	2,681
Financial liabilities
Total deposits	477,320	–	477,599	–	477,599
FHLB borrowings	11,028	–	11,150	–	11,150
Subordinated notes	7,254	–	7,890	–	7,890
Other borrowings	1,558	–	1,558	–	1,558
Accrued interest payable	368	–	368	–	368

Note 8. Reclassifications Out of Other Comprehensive Income

Items reclassified in their entirety to net income for the three and nine months ended September 30, 2018 and 2017 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2018	2017
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$-	$18	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	-	6	Income tax expense
	$-	$12	Net income

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2018	2017
Available for sale securities
Realized gains on sales of securities held for sale during the period consider available for sale	$60	$60	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	13	20	Income tax expense
	$47	$40	Net income

Note 9. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.

	For the Three Months Ended September 30,
	2018			2017
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,810,618	$1,332	$0.23	5,770,175	$917	$0.16
Effect of dilutive securities:
Dilutive stock options	50,464	−	-	24,602	−	−
Earnings per common share, diluted	5,861,082	$1,332	$0.23	5,794,777	$917	$0.16

	For the Nine Months Ended September 30,
	2018			2017
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,804,251	$3,495	$0.60	5,767,602	$2,116	$0.37
Effect of dilutive securities:
Dilutive stock options	50,464	−	−	24,602	−	−
Earnings per common share, diluted	5,854,715	$3,495	$0.60	5,792,204	$2,116	$0.37

At September 30, 2018, as a result of the increase in the Corporation’s stock price, there were no stock options considered antidilutive. At September 30, 2017, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares was 33,000. Nonvested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in a stock or cash dividend during the vesting period.

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

On October 1, 2018, the Company and American National Bankshares, Inc. (“American National”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into American National (the “Merger”).  In addition to the factors described above, the Company's operations, performance, business strategy and  results may be affected by the following factors:

• the businesses of the Company and/or American National may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

• expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe;

• revenues following the merger may be lower than expected;

• customer and employee relationships and business operations may be disrupted by the merger; and

• the ability to obtain required regulatory and shareholder approvals, and the ability to complete the merger on the expected timeframe may be more difficult, time-consuming or costly than expected.

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

Discussion of Operations

Executive Summary

Net income available to common shareholders for the third quarter of 2018 totaled $1.3 million, an improvement of $415 thousand over the prior year due primarily to increased net interest income on higher loan yields and the favorable impact of the tax rate change..  The fully diluted earnings per common share was $0.23 and $0.16 for the three months ended September 30, 2018 and 2017, respectively.  The Company paid its first cash dividend of $0.04 per common share in the second quarter of 2018.  Subsequently the Company paid a second dividend of $0.04 per common share in the third quarter of 2018.  On October 31, 2018 a dividend of $0.04 per common share was declared to be paid in the fourth quarter of 2018.

Net income available to common shareholders amounted to $3.5 million for the first nine months of 2018 compared to $2.1 million for the same period last year. Excluding a nonrecurring gain on bank owned life insurance of $642 thousand, net income available to shareholders was $737 thousand or 35% more than the prior year. Fully diluted earnings per common share amounted to $0.60 per share for the first nine months of 2018 compared to $0.37 per share for the first nine months of 2017.

Three Months Ended September 30, 2018

Net income attributable to HomeTown Bankshares was $1.3 million for the third quarter of 2018, which was 45% higher than the $917 thousand earned in the third quarter of 2017.  Higher net interest income and lower income tax expense were the main contributing factors to higher earnings in 2018.

Net interest income for the three months ended September 30, 2018 totaled $4.8 million, and was $331 thousand or 7.5% greater than the third quarter of 2017. The expansion of average earning assets by $18.8 million provided $321 thousand in additional interest income. Loan growth fueled the increase in earning assets.  Average loans for the quarter were $465 million, $30.7 million or 7.1% more than the third quarter of 2017, and was funded primarily by deposit growth, and the utilization of available liquid funds. Average total deposits for the three months ended September 30, 2018 totaled $485 million and were $16.5 million more than average deposits for the same quarter last year.

The net interest margin was 3.56% for the quarter ended September 30, 2018, an increase of 10 basis points over the 3.46% for the same quarter last year.  Excess funds were shifted from lower yielding interest bearing deposits at other banks to fund loan growth. As the Federal Reserve continues to steadily increase interest rates, loan yields increased 17 basis points, essentially keeping pace with the 18 basis point rise in interest bearing deposits for the third quarter of 2018 over the third quarter of 2017.  Spread compression may occur in future quarters as competition for loans exerts a downward pressure on loan rates; the promotions of higher interest rate CD and money market deposit products may attract funding unfavorably impacting the mix of deposits and may push up the cost of funds.

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$231	$1	1.50%	$124	$—	1.00%
Deposits in banks	9,119	47	2.03	20,903	68	1.28
Securities, taxable	40,517	262	2.58	37,303	244	2.61
Securities, nontaxable (1)	7,903	56	3.61	11,302	75	4.04
Restricted equity securities	2,493	38	6.20	2,371	33	5.57
Loans held for sale	576	7	4.79	705	7	4.10
Loans (1)	464,848	5,337	4.50	434,170	4,790	4.33
Total earnings assets	525,687	5,748	4.30	506,877	5,217	4.07
Less: Allowance for loan losses	(3,962)			(3,692)
Total non-earning assets	40,983			36,896
Total Assets	$562,708			$540,081

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$103,923	$79	0.30%	$95,588	$50	0.21%
Money market savings	81,830	126	0.61	73,699	48	0.26
Regular savings	49,601	54	0.43	51,904	47	0.36
Time Deposits	130,907	502	1.52	138,458	443	1.27
FHLB borrowings	14,699	78	2.06	11,485	51	1.72
Subordinated notes	7,272	134	7.38	7,242	134	7.41
Other borrowings	628	7	4.57	709	7	3.98
Total interest bearing liabilities	388,860	980	1.00	379,085	780	0.82
Non-interest bearing liabilities:
Demand deposits	118,328			108,487
Other liabilities	2,531			1,873
Total liabilities	509,719			489,445
Total HomeTown Bankshares Corporation stockholders’ equity	52,653			50,164
Non-controlling interest in consolidated subsidiary	336	—		472	—
Total Liabilities and Stockholders’ Equity	$562,708	980		$540,081	780
Net interest income		$4,768			$4,437
Interest rate spread			3.30			3.25
Interest expense to average earning assets			0.74			0.61
Net interest margin			3.56%			3.46%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 21 percent for 2018 and 34 percent for 2017.

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$1	$—	$1
Deposits in banks	(21)	39	(60)
Securities, taxable	18	(9)	27
Securities, nontaxable	(19)	5	(24)
Restricted equity securities	5	4	1
Loans held for sale	—	1	(1)
Loans	547	170	377
Total interest income	531	210	321

Interest expense:
Interest bearing liabilities:
Checking	29	23	6
Money market savings	78	65	13
Regular savings	7	10	(3)
Time Deposits	59	82	(23)
FHLB borrowings	27	10	17
Subordinated notes	—	(1)	1
Other borrowings	—	1	(1)
Total interest expense	200	190	10

Net interest income	$331	$20	$311

Noninterest income for the third quarter of 2018 was $764 thousand, $7 thousand higher than the $757 thousand earned during the same period in 2017.  Lower mortgage banking income was partially offset by higher ATM and interchange income as well as service charge income which resulted from deposit growth.

For the three months ended September 30, 2018, noninterest expense totaled $3.9 million, a $54 thousand increase from $3.8 million recorded in the same quarter last year.  The third quarter of 2018 included $65 thousand in expense related to the company’s recently announced merger agreement with American National Bankshares Inc.

Nine Months Ended September 30, 2018

Net income attributable to HomeTown Bankshares was $3.5 million for the first nine months of 2018. Without the nonrecurring gain of $642 thousand, net income attributable to HomeTown Bankshares would have been $2.9 million, an increase of $737 thousand over the $2.1 million for the first nine months of 2017. Favorable variances in net interest income, the provision for loan losses and income tax expense were offset by higher noninterest expense.

Net interest income for the nine months ended September 30, 2018 totaled $14.0 million, and was $879 thousand or 6.7% greater than the first nine months of 2017. The expansion of average earning assets by $19.6 million provided $897 thousand in additional interest income. Average loans for the first nine months of the year were $458 million, $28.2 million or 6.6% more than the first nine months of 2017. Average total deposits for the nine months ended September 30, 2018 totaled $479 million and were $16.2 million more than average deposits for the same period last year. While deposit growth was the primary source of funds supporting the growth of loans since last year, the utilization of available interest bearing deposits at other banks provided $9.1 million of additional funding.

The net interest margin was 3.55% for the nine months ended September 30, 2018, compared to 3.48% for the nine months ended September 30, 2017.   The interest rate spread was 4 basis points higher than the prior year.  The yield on earning assets rose 15 basis points as the result of increasing interest rates and a favorable change in the mix of earning assets, as higher yielding loans comprised a greater percentage of all earning assets.  The yield on loans increased 9 basis points compared to an increase of 10 basis points for interest bearing deposits for the first nine months of 2018 from the previous year.  This may lead to margin compression in future periods, as rising deposit costs may not be offset by increasing earning asset yields.

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$208	$2	1.45%	$74	$—	0.88%
Deposits in banks	10,297	136	1.76	19,363	160	1.10
Securities, taxable	42,175	824	2.60	37,977	744	2.61
Securities, nontaxable (1)	8,054	172	3.61	12,114	239	3.99
Restricted equity securities	2,580	111	5.75	2,372	98	5.53
Loans held for sale	564	19	4.55	642	20	4.08
Loans (1)	457,618	15,355	4.43	429,398	14,103	4.34
Total earnings assets	521,496	16,619	4.23	501,940	15,364	4.08
Less: Allowance for loan losses	(3,876)			(3,718)
Total non-earning assets	39,335			37,038
Total Assets	$556,955			$535,260

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$106,119	$214	0.27%	$93,769	$130	0.18%
Money market savings	76,133	241	0.42	72,356	135	0.25
Regular savings	52,818	170	0.43	49,625	130	0.35
Time Deposits	130,442	1,373	1.41	141,480	1,299	1.23
FHLB borrowings	15,060	223	1.95	11,959	148	1.63
Subordinated notes	7,264	402	7.38	7,234	402	7.41
Other borrowings	583	20	4.46	1,208	23	2.52
Total interest bearing liabilities	388,419	2,643	0.91	377,631	2,267	0.80
Non-interest bearing liabilities:
Demand deposits	113,831			105,904
Other liabilities	2,482			1,925
Total liabilities	504,732			485,460
Total HomeTown Bankshares Corporation stockholders’ equity	51,767			49,347
Non-controlling interest in consolidated subsidiary	456	—		453	—
Total Liabilities and Stockholders’ Equity	$556,955	2,643		$535,260	2,267
Net interest income		$13,976			$13,097
Interest rate spread			3.32			3.28
Interest expense to average earning assets			0.68			0.60
Net interest margin			3.55%			3.48%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 21 percent for 2018 and 34 percent for 2017.

	Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
	Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$2	$—	$2
Deposits in banks	(24)	95	(119)
Securities, taxable	80	(22)	102
Securities, nontaxable	(67)	20	(87)
Restricted equity securities	13	4	9
Loans held for sale	(1)	2	(3)
Loans	1,252	259	993
Total interest income	1,255	358	897

Interest expense:
Interest bearing liabilities:
Checking	84	59	25
Money market savings	106	94	12
Regular savings	40	30	10
Time Deposits	74	176	(102)
FHLB borrowings	75	29	46
Subordinated notes	—	(1)	1
Other borrowings	(3)	4	(7)
Total interest expense	376	391	(15)

Net interest income	$879	$(33)	$912

Noninterest income for the first nine months of 2018 was $2.9 million, compared to $2.5 million for the same period in 2017; noninterest income, net of non-recurring income amounted to $2.2 million during the first nine months of 2018 vs. $2.3 million in the first nine months of 2017. The non-recurring income during 2018 was the recognition of a nontaxable net death benefit proceeds of $642 thousand from bank owned life insurance; while other income in the prior year included a one-time bankruptcy settlement of $172 thousand.  The slight decrease in non-interest income, net of the non-recurring items, was primarily the result of several small items, as declines in mortgage banking income were offset by an increase in ATM and interchange income related to new account growth.

For the nine months ended September 30, 2018, noninterest expense was $12.3 million, $416 thousand or 3.5% more than the $11.9 million recorded in the same period last year. Salaries and employee benefits for the nine months ended September 30, 2018 were $312 thousand more than the same nine months of 2017, and were partially offset by the $104 thousand decrease in professional fees.  The current period includes the wages for the position of Chief Risk Officer that was open in the same period last year.  In 2017 much of the Company's internal audit work was outsourced and the cost included in professional fees.  Other factors contributing to higher personnel expense was annual merit raises, and the acceleration of the vesting of all remaining restricted stock related to the death of a former executive.   Data processing expense was up $198 thousand over the prior year.

Financial Condition

The Company’s management, under the direction of the Asset/Liability Committee (ALCO) of the Board of Directors, reviews the mix of monetary assets and liabilities to ensure the Company maintains an adequate level of liquidity while maximizing interest rate spreads.

Assets totaled $559 million at September 30, 2018, an increase of $8.5 million or 1.5% since year end 2017. The continuing expansion of the net loan portfolio by $22.0 million during the nine months since December 31, 2017 was partially offset by a decrease in the investment portfolio.

The Company’s liabilities at September 30, 2018 totaled $506.0 million compared to $499.4 million at December 31, 2017, an increase of $6.4 million or 1.3%.  Total deposits increased $6.2 million during the same period to $483.5 million at September 30, 2018, while FHLB borrowings declined $0.3 million from year end 2017.

At September 30, 2018 and December 31, 2017, the stockholders’ equity of HomeTown Bankshares was $53.0 million and $50.9 million, respectively, an increase of $2.1 million or 4.1%. The change in stockholders’ equity in the first nine months of 2018 was mainly the result of net income, partially offset by increases in unrealized losses in the investment portfolio caused by market volatility.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets.

	September 30, 2018	December 31, 2017
(Dollars in thousands)
Real Estate:
Construction and land development	$124	$274
Residential 1-4 families	546	173
Commercial real estate	468	209
Commercial loans	169	403
Equity lines	147	49
Loans to individuals	-	36
Total nonperforming loans	1,454	1,144
Other real estate owned	3,196	3,249
Total nonperforming assets, excluding performing restructured loans	4,650	4,393
Performing restructured loans	3,796	3,889
Total nonperforming assets, including restructured loans	$8,446	$8,282

At September 30, 2018, four loans totaling $4.0 million were classified as troubled debt restructurings (“TDRs”). Two of the four loans totaling $3.8 million were performing in accordance with their restructured terms and were accruing interest at September 30, 2018. The other two loans from one borrower totaled $200 thousand and were on nonaccrual status at September 30, 2018. See Note 3 for more information.

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2018 and December 31, 2017 are included in Note 5, and the activity in other real estate owned for the first nine months of 2018 and 2017 is also included in Note 5.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance consists of three components: specific, general, and unallocated. Their adequacy is evaluated separately. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on the Company’s allowance for loan losses calculation and analysis at the end of the first nine months of 2018, a provision of $371 thousand was recorded. Charged off loans exceeded recoveries of previous charge offs by $182 thousand and $505 thousand for the first nine months of 2018 and 2017, respectively.

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   Included in potentially impaired loan category are current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. Management individually reviews these potentially impaired loans based on generally accepted accounting principles (GAAP) related to receivables and makes a determination if the loan in fact is impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to dispose, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. There were no specific reserves for loans individually evaluated for impairment at September 30, 2018 and December 31, 2017.  Impaired loans totaled $5.5 million at September 30, 2018, $135 thousand higher than the balance at year end 2017.

The percentage of the allowance for loan losses to total loans was 0.85% at September 30, 2018, and December 31, 2017.  Unallocated reserves were $63 thousand at September 30, 2018 and $9 thousand at December 31, 2017. Some surplus or unallocated reserve is desirable given the inherent weakness in this type of predictive analysis. The allowance for loan losses to nonaccrual loans was 271% at September 30, 2018 and 328% at December 31, 2017. Past due and non-accruing loans to total loans was 0.72% at September 30, 2018 compared to 0.93% at December 31, 2017.

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

The Company’s asset based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $53.2 million at September 30, 2018, compared to $65.2 million at December 31, 2017.  Commercial interest bearing deposits remain volatile and withdrawals may result in less liquidity in the future. Surges and declines in commercial deposits will continue to impact liquidity in an unpredictable manner.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings and time deposits through competitive pricing tactics. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 25% of our total assets from the FHLB subject to providing qualifying collateral.  At September 30, 2018, the Company had borrowed $10.7 million of the $21.3 million of lendable collateral value, leaving $10.6 million of unused credit immediately available. The Company also had $41.0 million of fed funds lines of credit available at September 30, 2018. In addition, the Company had borrowed none of the available $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At September 30, 2018 there were no advances on the fed funds or credit lines.

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

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $6.8 million of retained earnings at September 30, 2018.  On May 15, 2018 at the annual shareholders meeting the Board of Directors declared the Company’s first cash dividend.  The cash dividend of $0.04 per common share was paid on June 15, 2018 to shareholders of record on May 31, 2018. The Board declared cash dividends of  $0.04 per common share for each of the two subsequent quarters.

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

The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at September 30, 2018 and December 31, 2017.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	September 30, 2018	December 31, 2017
(Dollars in thousands)
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,385	32,226
Retained Earnings	14,043	10,551
Common Equity Tier 1 Capital	61,125	57,474
Tier 1 Capital:
Tier 1 Minority Interest	31	25
Tier 1 Capital	61,156	57,499
Total Capital:
Allowance for Loan Losses (allowable portion)	3,947	3,758
Total Capital	$65,103	$61,257

The Bank’s total capital increased $3.8 million from December 31, 2017 to September 30, 2018, primarily as the result of retaining the $3.5 million of year to date September 30, 2018 net income attributable to the bank and noncontrolling interest.

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

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank September 30, 2018	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$65,103	12.48%	$51,514	9.875	$52,166	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	61,125	11.72	33,248	6.375	33,901	6.50
Tier I Capital (to Risk-Weighted Assets)	61,156	11.73	41,057	7.875	41,709	8.00
Tier I Capital (to Average Assets)	61,156	10.87	22,505	4.00	28,131	5.00

HomeTown Bank December 31, 2017	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$61,257	12.48%	$45,403	9.25	$49,084	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	57,474	11.71	28,222	5.75	31,903	6.50
Tier I Capital (to Risk-Weighted Assets)	57,499	11.72	35,569	7.25	39,248	8.00
Tier I Capital (to Average Assets)	57,499	10.39	22,136	4.00	27,670	5.00

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

At September 30, 2018, outstanding commitments to extend credit including letters of credit were $131.9 million. There are no commitments to extend credit on impaired loans.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

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

The following risk factors relate to the Company’s proposed merger with American National.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on American National following the merger.
Before the merger of the Company into American National, or the merger of the Company's bank subsidiary into American National's bank subsidiary, may be completed, American National and the Company must obtain approvals from certain bank regulatory authorities. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party and the competitive effects of the contemplated transactions. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. The Community Reinvestment Act of 1977, as amended, and the regulations issued thereunder (collectively, the “CRA”) also requires that the bank regulatory authorities, in deciding whether to approve the merger and the subsidiary bank merger, assess the records of performance of American National and the Company's bank subsidiaries in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. As part of the review process under the CRA, it is not unusual for the bank regulatory authorities to receive protests and other adverse comments from community groups and others. Any such protests or adverse comments could prolong the period during which the merger and the subsidiary bank merger are subject to review by the bank regulatory authorities.

These regulators may impose conditions on the completion of the merger or the subsidiary bank merger or require changes to the terms of the merger or the subsidiary bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the subsidiary bank merger or imposing additional costs on or limiting the revenues of the Company following the merger and the subsidiary bank merger, any of which might have an adverse effect on the Company following the merger.

The merger and the subsidiary bank merger may distract management of the Company and American National from their other responsibilities.
The merger and the subsidiary bank merger could cause the respective management groups of the Company and American National to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of either company’s management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company or American National before the merger, or the business and earnings of  American National after the merger.

Termination of the Merger Agreement could negatively impact the Company.
If the Merger Agreement is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger.  Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.  Furthermore, costs relating to the merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed.

The Company and American National will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and American National. These uncertainties may impair the Company’s and American National’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company and American National to seek to change existing business relationships with the Company and American National. Retention of certain employees by the Company and American National may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company or American National. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or American National, the Company’s or American National s business, or the business of the combined company following the merger, could be harmed. In addition, subject to certain exceptions, the Company and American National have each agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the merger occurs, which may prevent the Company or American National from pursuing attractive business opportunities that may arise prior to completion of the merger.

If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.
The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus to shareholders to approve the merger and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, the Company would have to incur these expenses without realizing the expected benefits of the merger.

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

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018, and 2017;  (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN BANK

Date: November 13, 2018	By:	/S/ SUSAN K. STILL
Susan K. Still
President
Chief Executive Officer

Date: November 13, 2018	By:	/S/ VANCE W. ADKINS
Vance W. Adkins
Executive Vice President
Chief Financial Officer