Form 10-K
period 2018-12-31
HomeTown Bankshares Corp
filed 2019-03-15
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018. $73,767,163, based on $14.0628 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 5,815,623 shares outstanding as of March 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the American National Bankshares Inc. and HomeTown Bankshares Corporation joint proxy statement to be delivered to shareholders in connection with the Special Meeting of Shareholders to be held March 19, 2019 are incorporated by reference in Part III.

HOMETOWN BANKSHARES CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

On October 1, 2018, the Company and American National Bankshares, Inc. (“American National”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into American National (the “Merger”). As a result of the Merger, the holders of shares of the Company's common stock will receive 0.4150 shares of American National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the second quarter of 2019, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

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

Employees

As of December 31, 2018, the Company had 97 employees, including 97 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered positive.

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

 Executive Officers of the Registrant

The following table shows the Company’s executive officers as of March 30, 2019 and their areas of responsibility. The executive officer biographies follow the table.

Name	Age	Position
Susan K. Still	65	President & CEO
Vance W. Adkins	38	Executive Vice President & CFO

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

As of March 29, 2019, the Company through its wholly owned subsidiary HomeTown Bank (the “Bank”), conducted its business from the following six locations: i) 202 S. Jefferson Street Roanoke, Virginia (the “Downtown Office”), which also serves as the Bank’s main office and operations processing center; ii) a branch office located at 13400 Booker T. Washington Highway, Moneta, Virginia (the “Smith Mountain Lake Office”); iii) a branch office at 4225 Colonial Avenue, Roanoke, Virginia (the “Colonial Avenue at 419 Office”); iv) a branch office at 3521 Franklin Road, Roanoke, Virginia (the “South Roanoke Office”); v) a branch office at 2950 Market Street, Christiansburg, Virginia (the “Christiansburg Office”); vi) a branch office at 852 West Main Street, Salem, Virginia (the “Salem Office”).

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

Market Information and Holders

Shares of the Company’s common stock, $5.00 par value per share, were listed and began trading on NASDAQ on October 12, 2016 under the symbol “HMTA.” The NASDAQ listing increases visibility to those outside of the Company’s core operating markets and enables current and future shareholders greater liquidity to trade shares. Prior to listing on NASDAQ, shares were not listed on any stock exchange, however were quoted on the Over the Counter Bulletin Board under the same stock symbol “HTMA”. Based on available information, the Company believes that from January 1, 2018 to December 31, 2018, the selling price of shares of its common stock ranged from $10.95 to $16.50, and that approximately 1,759 thousand shares were traded. There may, however, have been other transactions at other prices not known to the Company.

As of March 14, 2019, there were 5,815,623 shares of the Company’s common stock outstanding, which shares were held by 2,265 shareholders of record.

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

On October 1, 2018, HomeTown Bankshares Corporation ("HomeTown" and American National Bankshares Inc. ("American National") entered into an Agreement and Plan of Reorganization ("the Merger Agreement") pursuant to which HomeTown will merge with and into American National (the "Merger").  American National will be the surviving corporation in the Merger.  In addition to the factors described above, the Company's operations, performance, business strategy and results may be affected by the following factors:

•	the costs associated with the completion of the merger and the realization of the benefits expected to be obtained in connection with the merger, including management’s time and energy and potential opportunity cost;

•	the potential risks of diverting management attention and resources from the operation of HomeTown’s business and toward the completion of the merger;

•	the restrictions on the conduct of HomeTown’s business during the period between the execution of the merger agreement and the completion of the merger;

•	the possibility that the merger and the related integration process could result in the loss of key employees, in the disruption of HomeTown’s on-going business and in the loss of customers;

•	the challenges in absorbing the effect of any failure to complete the merger, including potential payment of a termination fee and market reactions;

•	the possibility of litigation challenging the merger, and its belief that any such litigation would be without merit.

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

General

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the financial condition and results of operations of the Company and the Bank as of and for the years ending December 31, 2018 and 2017. This discussion should be read in connection with the Company’s Consolidated Financial Statements and the accompanying Notes thereto included in this Form 10-K.

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

On October 1, 2018, HomeTown Bankshares entered into a Merger Agreement with American National.  The Merger of  HomeTown with and into American National  is expected to be completed in the second quarter of 2019.

The Company operates in a highly competitive market for commercial banking and financial services as the Roanoke Valley is a banking and financial services hub for much of southwest Virginia.

Discussion of Results of Operations

Overview of Results of Operations

Net income attributable to HomeTown Bankshares Corporation for 2018 totaled $4.0 million and was $1.5 million higher than the prior year. Total assets were up year-over-year due to continued solid loan growth supported by strong growth in core deposits. Earnings per share on a fully diluted basis were $0.68 per share for the 2018 fiscal year, up from $0.43 per share, for fiscal year 2017. The growth in profitability as well as loans and core deposits was achieved in spite of $788 thousand of merger related expenses following the announced plan on October 1, 2018 to merge with American National Bank in the second quarter of 2019. An improved net interest margin, a lower provision for loan losses, and higher noninterest income due to the income from life insurance benefit all contributed to a 58%. increase in net income in 2018 over the prior year.

The following table is a schedule of the return on average assets and return on average equity for the dates indicated:

	For the years ended
	2018	2017	2016
Return on average assets	0.71%	0.46%	0.50%
Return on average equity	7.60%	5.02%	5.31%
Average equity to average assets	9.30%	9.21%	9.46%

Summary of Financial Condition

Total assets of the Company were $565 million at December 31, 2018, compared to $550 million at the previous year end. The net loan portfolio increased $27.0 million or 6.1% from the end of 2017 to December 31, 2018, and contributed to a $15 million or 2.7% increase in total assets during the period. Residential real estate accounted for 79.7% of the total $27.3 million increase in gross loans. Total deposits increased 3.3% year over year and fell short of the dollar increase in loans. From December 31, 2017 to December 31, 2018, cash increased $1.1 million or 4.9%.

Securities available for sale were $45.0 million and $55.3 million at the end of 2018 and 2017, respectively. The yields on securities available for purchase continued to be relatively low, and the Company continued to channel cash flow from lower rate investments in bonds to higher rate loans.

Bank owned life insurance (BOLI) decreased $0.5 million during the year ended December 31, 2018 to $8.2 million at the end of the year due to the payout of a death benefit. BOLI is the funding mechanism for the Supplemental Executive Retirement Plan (SERP) provided to executive management. The liability for the SERP is included in other liabilities. The SERP is discussed in greater detail in Note 14 Salary Continuation Plan.

Total liabilities at December 31, 2018 were $511 million, compared to $499 million at the end of 2017, an increase of $11.9 million or 2.4%.  Total deposits rose $15.9 million, while FHLB borrowings declined $3.1 million. Core deposits increased $19.6 million resulting in a decrease in reliance on wholesale funding.

Stockholders’ equity was $53.7 million at December 31, 2018, $2.8 million or 5.5% above the $50.9 million at the end of the previous year.  Net income available to common stockholders of $4.0 million raised the level of retained earnings to $7.0 million at December 31, 2018, compared to $3.8 million at December 31, 2017 and enabled the Company to begin paying cash dividends in 2018 which totaled $697 thousand for the year. Management believes the Company has sufficient capital to fund its operations while the Company strives to generate profits on a consistent basis, but there can be no assurance that this will be the case.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans, and repossessed and foreclosed assets. Following is a breakdown of non-performing assets:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Real Estate:
Construction and land development	$125	$274	$—	$11	$—
Residential 1-4 families	532	173	577	—	475
Commercial real estate	463	209	336	368	758
Commercial loans	162	403	11	47	—
Equity lines	400	49	—	—	—
Loans to individuals	1	36	—	—	21
Total nonperforming loans	1,683	1,144	924	426	1,254
Other real estate owned	1,893	3,249	3,794	5,237	6,986
Total nonperforming assets, excluding performing restructured loans	3,576	4,393	4,718	5,663	8,240
Performing restructured loans	3,765	3,889	6,160	6,398	6,052
Total nonperforming assets, including restructured loans	$7,341	$8,282	$10,878	$12,061	$14,292

The five-year trend of non-performing assets reflects continued improvement in the economy. Nonperforming assets, including restructured loans were 1.30% of total assets at the end of 2018, compared to 1.51% at the end of 2017 and 2.10% at the end of 2016.

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

Total nonperforming assets, including restructured loans, declined $941 thousand from December 31, 2017 to December 31, 2018. The level of nonperforming loans at December 31, 2018 was $539 thousand higher than the level at December 31, 2017, while other real estate owned declined $1.4 million. Write-downs of other real estate owned totaled $158 thousand during the year 2018 compared to $588 thousand in 2017. Performing restructured loans decreased $124 thousand year over year

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less anticipated selling cost. Valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

See also Note 5 of the Notes to Consolidated Financial Statements for information on changes in other real estate owned and for the major classifications of other real estate owned for 2018 compared to 2017.

Net Interest Income and Net Interest Margin

The primary source of the Company’s revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, interest bearing bank accounts and certificates of deposit, and federal funds sold. Interest bearing liabilities include deposits and borrowings. The amount of net interest income is primarily dependent upon the volume and mix of these earning assets and interest-bearing liabilities. Interest rate changes can also impact the amount of net interest income. Management develops pricing and marketing strategies to maximize net interest income while maintaining related assets and liabilities accounts within guideline policies as established by the Company’s Board of Directors.

The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that the Company earned on its earning assets. The net interest margin is affected by changes in both interest rates and average volumes of interest earning assets and interest-bearing liabilities.

For the year 2018, net interest income totaled $18.8 million; an increase of $1.2 million or 6.6% over the $17.6 million earned in the previous year. The expansion of earning assets, primarily loans, continued to be the driving force underlying increases in net interest income. For the year ended December 31, 2018, average earning assets totaled $524 million and were $17.4 million or 3.4% higher than the average of $506 million for 2017.  The increased volume of loans provided $1.3 million additional interest income in 2018 while higher yields contributed $501 thousand. The average volume of the investment portfolio declined slightly but was offset by a higher tax equivalent yield. Decreases in balances on deposits in banks were partially offset by increases in yields.

The net interest margin was 3.55% for the year 2018 compared to 3.47% for the previous year. This was primarily a result of an increase in loan yields. Loan yields rose 13 basis points to 4.46% during 2018. Increases in the federal funds rate led to higher loan interest rates, partially offset by increased liquidity in the markets, which fostered competition among commercial banks and other financial services industries to satisfy growing loan demand. Total average deposits increased $14.7 million in 2018 compared to 2017. Higher interest rates driven by federal funds rate increases contributed to the 15 basis point increase in the cost of funds, partially negating higher loan yields. Management expects rates paid on deposits products will rise in 2019. The more volatile non-interest bearing deposits averaged $8.6 million more than last year.

The Federal Reserve develops monetary policy to attain its objectives of maximum employment and price stability. The Federal Open Market Committee (FOMC) raised the target range for the federal funds rate 25 basis points four times in 2018 - March 21, June 13, September 26 and December 19 to a target range of 2.25 to 2.50%. The Company expects the Federal Reserve to continue to raise rates in 2019.

The following table illustrates average balances of total interest-earning assets and total interest bearing liabilities for 2018, 2017 and 2016, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense, Yields and Rates

	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Federal funds sold	$205	$3	1.62%	$92	$1	1.00%	$998	$3	0.37%
Deposits in banks	10,188	185	1.82	19,579	224	1.14	14,125	104	0.74
Securities, taxable	41,299	1,102	2.67	39,518	1,031	2.61	38,501	837	2.18
Securities, nontaxable (1)	8,011	229	3.61	11,535	308	4.05	14,574	388	4.03
Restricted equity securities	2,557	151	5.89	2,372	132	5.56	2,401	131	5.46
Loans held for sale	512	24	4.64	658	26	4.00	512	19	3.74
Loans (1)	460,736	20,796	4.46	432,337	18,947	4.33	390,672	17,692	4.53
Total earnings assets	523,508	22,490	4.26%	506,091	20,669	4.07%	461,783	19,174	4.20%
Less: Allowance for loan losses	(3,898)			(3,705)			(3,433)
Total non-earning assets	40,135			37,469			43,329
Total Assets	$559,745			$539,855			$501,679

Liabilities and shareholders’ equity
Interest bearing deposits:
Checking	$105,043	$283	0.27%	$97,172	$196	0.20%	$80,128	$127	0.16%
Money market savings	80,517	432	0.54	72,765	181	0.25	70,877	172	0.24
Regular savings	51,093	217	0.43	50,803	185	0.36	41,931	152	0.36
Time Deposits	130,022	1,909	1.47	139,792	1,720	1.23	149,969	1,765	1.18
Total interest-bearing deposits	366,675	2,841	0.77	360,532	2,282	0.63	342,905	2,216	0.65
FHLB borrowings	14,605	299	2.02	11,755	197	1.65	14,176	237	1.65
Subordinated notes	7,268	536	7.38	7,238	537	7.41	7,208	536	7.44
Other borrowings	515	24	4.52	1,079	30	2.74	1,546	29	1.83
Total interest-bearing liabilities	389,063	3,700	0.95	380,604	3,046	0.80	365,835	3,018	0.82
Non-interest-bearing liabilities:
Demand deposits	115,623			107,072			85,846
Other liabilities	2,576			1,981			2,135
Total liabilities	507,262	3,700		489,657	3,046		453,816	3,018
Total HomeTown Bankshares Corporation stockholders’ equity	52,056	—		49,732	—		47,467	—
Noncontrolling interest in consolidated subsidiary	427			466			396
Total Stockholders’ equity	52,483	—		50,198	—		47,863	—
Total Liabilities and Stockholders’ Equity	$559,745	3,700		$539,855	3,046		$501,679	3,018
Net interest income		$18,790			$17,623			$16,156
Interest rate spread			3.31			3.27			3.38
Interest expense to average earning assets			0.71			0.60			0.65
Net interest margin			3.55%			3.47%			3.55%

(1) Yields are reported on a tax equivalent basis assuming a federal income tax rate of 21 percent in 2018 and 34 percent in 2017 and 2016.

Rate and Volume Analysis

	2018 Compared to 2017			2017 Compared to 2016
	Increase	Change Due To:		Increase	Change Due To:
(Dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Federal funds sold	$2	$1	$1	$(2)	$7	$(9)
Deposits in banks	(39)	132	(171)	120	58	62
Securities, taxable	71	(2)	73	194	84	110
Securities, nontaxable	(79)	21	(100)	(80)	1	(81)
Restricted equity securities	19	8	11	1	3	(2)
Loans held for sale	(2)	4	(6)	7	1	6
Loans	1,849	501	1,348	1,255	(538)	1,793
Total interest income	1,821	665	1,156	1,495	(384)	1,879

Interest expense:
Interest bearing liabilities:
Checking	87	66	21	69	35	34
Money market savings	251	209	42	9	5	4
Regular savings	32	31	1	33	1	32
Time Deposits	189	308	(119)	(45)	69	(114)
FHLB borrowings	102	44	58	(40)	—	(40)
Subordinated notes	(1)	(2)	1	1	(2)	3
Other borrowings	(6)	5	(11)	1	2	(1)
Total interest expense	654	661	(7)	28	110	(82)

Net interest income	$1,167	$4	$1,163	$1,467	$(494)	$1,961

Noninterest Income

Noninterest income includes service charges on deposit accounts, ATM and interchange income, brokerage fees on non-portfolio mortgage loans, and net gains on securities sales. Noninterest income increased $415 thousand or 12.6% for the year 2018 compared to the prior year.  Excluding gains on sales of investment securities and income from life insurance death benefit, core noninterest revenue for 2018 was $218 lower than the prior year. ATM and interchange income for 2018 was $218 thousand or 26.0% more than the year 2017 due to the expansion of the customer base. Revenue from mortgage banking was $247 thousand or 25.8% lower than the prior year and correlated with rising interest rates that impacted home sales levels. A one-time bankruptcy settlement of $172 thousand was included in 2017 other income and contributed to the decrease when compared to 2018.

Noninterest Income

	Period Ended December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Service charges on deposit accounts	$578	$544	$34	6.3%
ATM and interchange income	1,055	837	218	26.0
Mortgage banking income	712	959	(247)	(25.8)
Net gains on sales of investment securities	60	69	(9)	(13.0)
Income from life insurance death benefit	642	-	642	N/A
Investment brokerage income	102	162	(60)	(37.0)
Increase in cash surrender value of bank owned life insurance	202	200	2	1.0
Merchant processing income	167	137	30	21.9
Other income	180	375	(195)	(50.6)
Total noninterest income	$3,698	$3,283	$415	12.6%

Noninterest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, data processing, advertising and marketing, and professional fees.  Total noninterest expense increased $1.1 million or 7.0%, to $17.1 million for 2018.  The Company’s management and staff monitor and control operating expenses to provide adequate operational support and enable growth opportunities.

Salaries and employee benefits for 2018 were $8.6 million compared to $8.1 million for the prior year. The $550 thousand or 6.8% increase includes the wages for the position of  Chief Risk Officer that was vacant for approximately  nine months in 2017.  In 2017 much of the Company's internal audit work was outsourced and the cost included in professional fees.  A higher performance based bonus accrual reflected the increase in net income for 2018 over 2017.  Other factors contributing to higher personnel expense were annual merit raises, and the acceleration of the vesting of all remaining restricted stock related to the death of a former executive.

Occupancy and equipment expense totaled $1.7 million for the year ended December 31, 2018, unchanged from the prior year, while discretionary spending on advertising and marketing increased by $69 thousand or 11.9% from the prior year.

Professional fees decreased by $167 thousand or 28.4% in 2018 compared to 2017. In 2017 much of the Company's internal audit work was outsourced and the cost included in professional fees. Data processing expense for 2018 was $184 thousand or 14.0% higher than 2017. The increase reflected additional processing costs incurred from the expansion of the core deposit customer base.

Bank Franchise Tax was $20 thousand or 5.0% higher for 2018 than for 2017. The increase in the Bank’s equity from retained earnings, and the reduction in real estate taxes paid on foreclosed properties, which are deducted from capital on the Bank Franchise return, were factors contributing to the increase in the Bank Franchise Tax in 2018.

Losses on sales and write-downs of other real estate were $247 thousand lower in 2018 than 2017. During 2017, a property acquired in 2011 for $1.2 million, and carried at $599 thousand at December 31, 2016, was written down an additional $380 thousand and sold for a $7 thousand gain before year end December 31, 2017. The year 2017 included additional writedowns totaling $208 thousand.

Merger-related expense totaled $788 thousand in 2018 and included an investment banker's opinion, legal fees related to the merger agreement and executive compensation.  Also included was the cost associated with the acceleration of restricted stock awards and stock options  vested and exchanged for cash payments for certain executives as part of the merger agreement.

Other expenses were $1.5 million in 2018 compared to $1.7 million in 2017. Other expense includes compliance costs, office supplies and printing costs, and a number of other fees and expenses. The majority of the $158 thousand decrease was due to one-time costs incurred directly related to the core system conversion in 2017.

Non-Interest Expense

	Period Ended December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$8,648	$8,098	$550	6.8%
Occupancy and equipment expense	1,676	1,650	26	12.8
Advertising and marketing expense	606	537	69	11.9
Professional fees	421	588	(167)	(28.4)
Data processing expense	1,498	1,314	184	14.0
Bank franchise taxes	419	399	20	5.0
FDIC insurance expense	235	248	(13)	(5.2)
Losses on sales and writedowns of other real estate	334	581	(247)	(42.5)
Other real estate owned expense	280	106	174	164.2
Directors’ fees	392	410	(18)	(4.4)
Communications expense	191	176	15	8.5
ATM maintenance expense	91	197	(106)	(53.8)
Merger-related expense	788	-	788	N/A
Other expense	1,505	1,663	(158)	(9.5)
Total non-interest expense	$17,084	$15,967	$1,117	7.0%

Income Tax Expense

Income tax expense was $845 thousand million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The decrease was due to the impact of The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The Act reduced the corporate tax rate to which the Company is subject. See Note 16 Income Taxes for a breakdown of current and deferred taxes and detail of the net deferred taxes at the end of both years.

Loans

Our primary source of income is our lending activities. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

Loan Portfolio

	December 31,
(Dollars In Thousands)	2018	2017	2016	2015	2014
Construction:
Residential	$17,232	$15,221	$10,204	$11,779	$10,019
Land acquisition, development & commercial	28,903	35,601	27,480	27,440	23,686
Real Estate:
Residential	143,385	121,649	111,626	100,268	86,269
Commercial	184,989	173,999	172,248	140,952	135,070
Commercial, industrial & agricultural	60,265	61,197	59,809	53,012	44,807
Equity lines	28,969	28,835	29,956	26,376	24,330
Consumer	7,719	7,693	7,668	7,531	7,498
Total loans	$471,462	$444,195	$418,991	$367,358	$331,679

As with most community banks, the loan portfolio is concentrated in commercial real estate loans, and comprised 39.2% of the total loan portfolio at both December 31, 2018 and 2017. At December 31, 2018, there were no industry concentrations with outstanding balances representing 10% or more of total loans.

Maturities of Loans at December 31, 2018 are as follows:

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Construction loans Maturing:
Within one year	$9,036	$12,290	$21,326
One to five years	13,423	7,766	21,189
After five years	1,579	2,041	3,620
Total	$24,038	$22,097	$46,135

(Dollars in Thousands)	Fixed Rate	Adjustable Rate	Total
Commercial loans Maturing:
Within one year	$7,341	$16,722	$24,063
One to five years	19,828	12,969	32,797
After five years	1,885	1,520	3,405
Total	$29,054	$31,211	$60,265

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. Lower net charge offs during 2018 resulted in a provision for loan losses for the year of $561 thousand compared to $1.1 million in the previous year.

Net charge offs for 2017 totaled $327 thousand, compared to $1.0 million in 2017. Charge offs in 2017 included a partial charge off of $150 thousand for one loan. The loan had been current at the end of the quarter prior to the charge off. The remaining balance of $180 thousand was included in nonaccrual loans at December 31, 2017 and was in the process of foreclosure.

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

Specific reserves are determined on a loan by loan basis and relate to loans classified as impaired. Management classifies loans as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Potentially impaired loans may include current “watch list” credits that are rated special mention, substandard, or doubtful with a total combined credit relationship in excess of $100 thousand. Management individually reviews these potentially impaired loans based on generally accepted accounting standards related to receivables and makes a determination if the loan is in fact impaired. Management does not consider a loan impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. If a loan is found to be impaired, an allowance is established when the collateral value less estimated cost to sell, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. The factors considered in recognizing a loan as impaired are detailed in Note 1 Significant Accounting Policies. Impaired loans totaled $5.1 million on December 31, 2018, a decrease of $0.2 million from the same period in 2017. Three loan relationships totaling $730 thousand were added to impaired loans in 2018. The property securing one relationship totaling $366 thousand was  foreclosed and moved to other real estate owned during 2018. The remaining change in the balance year over year was due to payments. The were no specific reserves related to impaired loans at year end 2018 or 2017.

The credit quality of the remaining portfolio remained strong, and was evaluated collectively to ensure the adequacy of the general reserves for loan losses. The general component of the reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The adequacy of general reserves is determined by dividing the remaining loan portfolio into 30 homogenous pools, each with its unique degree of inherent risk and applying a loss factor to each pool of loans.  In determining the loss factor for each pool of homogenous loans the following factors are considered: net charge-offs, underlying collateral, lending policies and underwriting practices, economic conditions, management experience, quality of loan review and oversight, effects of external competition and regulation, loan pool concentrations, loan pool volume, past due and non-accrual loans and classified loans. From December 31, 2017 to December 31, 2018, the general component, including the unallocated component, increased $234 thousand. For the same period of time, the loans collectively evaluated rose $28 million to $466 million at the end of 2018.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. On a quarterly basis, management performs a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting probable losses in the loan portfolio. The unallocated component was $79 thousand and $9 thousand at December 31, 2018 and 2017, respectively. See Note 4 for a more detailed breakdown of the allowance for loan losses.

The Company's total reserves amounted to $4.0 million or 0.85% of total loans at December 31, 2018, compared to $3.8 million or 0.85% of total loans at December 31, 2017 and reflects the credit quality of the underlying loan portfolio. Net charge-offs for 2018 were down significantly from the prior year.  Despite an increase in nonperforming loans, the level of total non-performing assets steadily declined as the economy improved. The “Loans by Credit Quality Indicators” tables in Note 4 Allowance for Loan Losses reveal a $868 thousand decrease in “Substandard Accruing” loans to $1.1 million at December 31, 2018, and a $9.9 million decrease in “Special Mention” loans to $3.1 million at year end 2018. Pass loans as a percent of total loans increased from 96.4% at December 31, 2017 to 98.9% at December 31, 2018. Past due and accruing loans decreased from 0.93% of total loans at December 31, 2017 to 0.58% at December 31, 2018.

Management considers economic information in determining the adequacy of the allowance for loan losses. According to the February 2019 FRB Snapshot report for Virginia, reports on the economy were somewhat mixed.  Payroll employment fell slightly; however, the unemployment rate remained low and house prices rose on a year-over-year basis.  Virginia issued 2,415 new residential permits in October 2018, down  27.0% from the prior month and down 18.1% from October 2017.  The Richmond MSA issued the most permits in October 2018 (486 permits) followed by Virginia Beach-Norfolk (436 permits).  Meanwhile, housing starts in Virginia totaled 26,300 in October 2018, down 30.0% from the prior month and 22.1% on a year-over-year basis.  Accordingly to CoreLogic Information Soloutions, Virginia home values depreciated 0.3% in November 2018 but appreciated 2.7% on a year-over year basis.  House prices decreased in the majority of Virginia MSAs in the month, but rose in every MSA except Danville on a year-over-year basis. Should the economy change, the Bank will look to adjust the factors in future quarter analysis.

The following table presents an analysis of the changes in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(Dollars In Thousands)	2018	2017	2016	2015	2014
Balance, beginning	$3,758	$3,636	$3,298	$3,332	$3,721
Provision charged to operating expense	561	1,142	1,082	−	−
Recoveries of amounts charged off	90	58	104	46	75
Loans charged off	(417)	(1,078)	(848)	(80)	(464)

Balance, ending	$3,992	$3,758	$3,636	$3,298	$3,332

Ratio of net charge-offs to average loans	0.07%	0.24%	0.19%	0.01%	0.12%

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

December 31,
(Dollars in thousands)	2018		2017		2016		2015		2014
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Construction:
Residential	$111	3.7%	$94	3.4%	$63	3.2%	$83	3.0%	$43	2.3%
Land acquisition, development & commercial	239	6.1	311	8.0	173	7.4	187	7.2	453	7.0
Real Estate:
Residential	1,082	30.4	955	27.4	866	27.3	1,047	26.0	833	24.5
Commercial	1,631	39.2	1,603	39.2	1,516	38.4	1,001	40.7	1,012	42.3
Commercial, industrial & agricultural	456	12.8	441	13.8	461	14.4	531	13.5	319	14.2
Equity lines	252	6.1	237	6.5	338	7.2	277	7.3	423	6.8
Consumer	142	1.7	108	1.7	97	2.1	85	2.3	65	2.9
Unallocated	79	—	9	—	122	—	87	—	184	—
Total allowance for loan losses	$3,992	100.0%	$3,758	100.0%	$3,636	100.0%	$3,298	100.0%	$3,332	100.0%

Investment Portfolio

At December 31, 2018, 2017 and 2016 all of the Company’s securities were classified as available-for-sale. The composition of the investment portfolio for the years ending December 31, 2018 and 2017 appear in Note 2 of this report. The following table presents the composition of the investment portfolio as of December 31, 2016.

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

Securities Available for Sale, Maturity Distribution and Average Yields

	December 31, 2018
(Dollars in thousands)	Amortized Cost		Fair Value		Weighted Average Yield
U.S. government agency securities:
Maturing within 1 year	$	−	$	−	−	%
Maturing after 1 year and within 5 years		1,936		1,910	3.38
Maturing after 5 years and within 10 years		2,619		2,599	3.33
Maturing after 10 years		6,183		6,073	4.23
Mortgage backed securities and CMO’s:
Maturing within 1 year		−		−	−
Maturing after 1 year and within 5 years		376		369	4.50
Maturing after 5 years and within 10 years		2,230		2,177	3.01
Maturing after 10 years		16,919		16,383	3.16
Corporate securities:
Maturing within 1 year		−		−	−
Maturing after 1 year and within 5 years		−		−	−
Maturing after 5 years and within 10 years		6,641		6,439	4.63
Maturing after 10 years		−		−	−
Taxable municipal securities:
Maturing within 1 year		456		453	1.92
Maturing after 1 year and within 5 years		−		−	−
Maturing after 5 years and within 10 years		774		806	5.71
Maturing after 10 years		−		−	−
Nontaxable municipal securities:
Maturing within 1 year		−		−	−
Maturing after 1 year and within 5 years		−		−	−
Maturing after 5 years and within 10 years		1,456		1,458	3.22
Maturing after 10 years		6,413		6,309	4.25
Total Maturities		$46,003		$44,976	3.73%

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

Total deposits increased by $16 million or 3.3% from $477.3 million at December 31, 2017 to $493.2 million at December 31, 2018. The Company’s ability to attract and retain deposits, and our cost of funds, has been, and will continue to be significantly affected by market conditions. Core deposits increased by $20 million or 4.3% from $458 million at December 31, 2017 to $477 million at December 31, 2018. The regulators changed the definition of brokered deposits in 2018 to exclude customer reciprocal CDARs and ICS deposits.  Core deposits at December 31, 2017 was restated to include these deposits.

The following table is a schedule of average balances and average rates paid for each deposit category for the periods presented:

	Average Deposits and Rates Paid December 31,
	2018			2017			2016
(Dollars in thousands)	Amount	Rate		Amount	Rate		Amount	Rate
Non-interest bearing deposits	$115,623	−	%	$107,072	−	%	$85,846	−	%
Interest bearing accounts:
Checking	105,043	0.27		97,172	0.20		80,128	0.16
Money market savings	80,517	0.54		72,765	0.25		70,877	0.24
Regular savings	51,093	0.43		50,803	0.36		41,931	0.36
Time Deposits	130,022	1.47		139,792	1.23		149,969	1.18
Total Interest Bearing	366,675	0.77%		360,532	0.63%		342,905	0.65%
Total	$482,298			$467,604			$428,751

The following table is a schedule of maturities for time deposits of $100,000 or more at the dates indicated:

Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within 3 months	3 to 6 months	6 to 12 months	Over 1 year	Total	Percent of Total Deposits
At December 31, 2018	$11,222	$7,263	$25,789	$30,835	$75,109	15.23%

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

The Company’s asset-based liquidity position, cash and due from bank balances, federal funds sold, loans held for sale, securities available for sale, net of securities pledged and cash balance requirements totaled $57.9 million at December 31, 2018, compared to $65.2 million at December 31, 2017. Liquidity trended downward during 2018 as the securities available for sale paydowns were not reinvested due to unfavorable market conditions. The strategy of not reinvesting investment paydowns was further exacerbated by the impending merger. These funds were invested to satisfy loan demand.

The Company’s primary source of funding is its retail deposit base. The Company aggressively markets in its trade area and seeks demand deposits through service-related tactics and savings deposits through competitive pricing. If deposits are not an attractive source for funding, either for reasons of maturity or pricing, alternative sources include FHLB advances, brokered deposits, fed funds purchased and lines of credit. The Company is approved to borrow 20% of our total assets from the FHLB subject to providing qualifying collateral.  At December 31, 2018, the Company had borrowed $7.9 million of the $20.9 million of lendable collateral value, leaving $12.9 million of unused credit immediately available. The Company also had $26.0 million of fed funds lines of credit available at the end of 2018. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one-month LIBOR plus 11 basis points but not less than 20 basis points. At December 31, 2018, $5.0 million of the $10.0 million ICS credit line was drawn down; there were no advances on the fed funds lines.

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

Interest rate risk is the exposure to fluctuations in future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest-bearing liabilities that reprice within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

Interest rate sensitivity at December 31, 2018 is summarized in the table below

	Interest Rate Sensitivity
Rate Shock	Net Interest Income (NII)	NII Change from Level
+400	$20,960	4.86%
+300	20,740	3.76%
+200	20,501	2.56%
+100	20,232	1.22%
Level	19,988	-%
-100	19,525	-2.32%
-200	19,276	-3.56%
-300	19,248	-3.71%

The shifts in net interest income due to rate shocks are all within our policy limits. Recent growth in the loan portfolio has been in fixed rate products decreasing the impact of interest rate shocks on net interest income. Growth in a Prime based money market product has also decreased the asset sensitivity of the balance sheet. Net interest income continues to increase with increases in interest rates.

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

Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$9,165	$4,594	$15,374	$19,111	$48,244
Interest-bearing deposits in other banks	7,439	—	—	—	7,439
Loans	132,503	56,759	228,476	53,724	471,462
Loans held for sale	85	—	—	—	85
Federal funds sold	194	—	—	—	194
Total	$149,386	$61,353	$243,850	$72,835	$527,424
Cumulative totals	$149,386	$210,739	$454,589	$527,424
Interest Bearing Liabilities
Interest checking	$107,003	$—	$—	$—	$107,003
Savings	45,543	—	—	—	45,543
Money market	99,104	—	—	—	99,104
Time deposits	18,500	52,889	52,243	347	123,979
FHLB borrowings	6,583	1,000	361	—	7,944
Subordinated notes	—	—	7,285	—	7,285
Other borrowings	201	—	—	—	201
Total	276,934	53,889	59,889	347	391,059
Cumulative totals	276,934	330,823	390,712	391,059
Interest sensitivity gap	$(127,548)	$7,464	$183,961	$72,488	$136,365
Cumulative interest sensitivity gap	$(127,548)	$(120,084)	$63,877	$136,365
Cumulative interest sensitivity gap to total interest earning assets	(24.18%)	(22.77%)	12.11%	25.85%

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

At December 31, 2018 and December 31, 2017, the Company had stockholders’ equity of $53.7 million and $50.9 million, respectively, an increase of $2.8 million or 5.5%.

The ability to pay dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. No cash dividends were paid to common stockholders prior to 2018. The Company declared and paid its first cash dividends to common shareholders in 2018. Dividends of $0.04 per common share were paid in each of the latter three quarters of 2018. On February 20, 2019 the Company declared a dividend of $0.04 per common share to be paid in the first quarter of 2019. The Company must consider different factors to ensure that any future dividends to common stockholders would be prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. The Company had $7.0 million in retained earnings at the end of 2018.

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

The Company met the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The table presents the Bank’s capital amounts and ratios calculated using the Basel III rules in effect at December 31, 2018, and December 31, 2017.

Risk Based Capital Analysis

Capital Analysis

HomeTown Bank	December 31,
(Dollars in thousands)	2018	2017
Common Equity Tier 1 Capital:
Common Stock	$14,697	$14,697
Surplus	32,427	32,226
Retained Earnings	14,179	10,551
Common Equity Tier 1 Capital	61,303	57,474
Tier 1 Capital:
Tier 1 Minority Interest	2	25
Tier 1 Capital	61,305	57,499
Total Capital:
Allowance for Loan Losses (allowable portion)	3,992	3,758
Total Capital	$65,297	$61,257

Capital Ratios:
Total Capital to Risk-Weighted Assets	12.49%	12.48%
Tier 1 Common Equity to Risk-Weighted Assets	11.72%	11.71%
Tier 1 Capital to Risk-Weighted Assets	11.72%	11.72%
Tier 1 Capital to Average Assets	10.79%	10.39%

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

Note 17 provides additional detail regarding commitments at the end of 2018 and 2017. There are no commitments to extend credit on impaired loans.

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

The following financial statements are filed as a part of this report:

Financial Statements

Consolidated Balance Sheets, December 31, 2018 and 2017

Consolidated Statements of Income, Years Ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows, Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HomeTown Bankshares Corporation

Consolidated Balance Sheets

December 31, 2018 and 2017

Dollars in Thousands, Except Share and Per Share Data	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$22,771	$21,714
Federal funds sold	194	180
Securities available for sale, at fair value	44,976	55,344
Restricted equity securities, at cost	2,241	2,371
Loans held for sale	85	1,587
Loans, net of allowance for loan losses of $3,992 in 2018 and $3,758 in 2017	467,470	440,437
Property and equipment, net	12,943	12,937
Other real estate owned, net of valuation allowance of $328 in 2018 and $797 in 2017	1,893	3,249
Bank owned life insurance	8,197	8,669
Accrued income	2,299	2,681
Other assets	1,909	1,084
Total assets	$564,978	$550,253

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$117,544	$106,956
Interest-bearing	375,629	370,364
Total deposits	493,173	477,320
Federal Home Loan Bank borrowings	7,944	11,028
Subordinated notes	7,285	7,254
Other borrowings	83	1,558
Accrued interest payable	403	368
Other liabilities	2,391	1,833
Total liabilities	511,279	499,361

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 5,810,023 (includes 28,147 restricted shares) at December 31, 2018 and 5,775,597 (includes 32,087 restricted shares) at December 31, 2017	28,909	28,777
Surplus	18,228	17,980
Retained earnings	7,024	3,767
Accumulated other comprehensive loss	(811)	(141)
Total HomeTown Bankshares Corporation stockholders’ equity	53,350	50,383
Noncontrolling interest in consolidated subsidiary	349	509
Total stockholders’ equity	53,699	50,892
Total liabilities and stockholders’ equity	$564,978	$550,253

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Income

For the years ended December 31, 2018 and 2017

Dollars in Thousands, Except Share and Per Share Data	2018	2017
Interest and dividend income:
Loans and fees on loans	$20,820	$18,973
Taxable investment securities	1,102	1,031
Nontaxable investment securities	229	308
Dividends on restricted stock	151	132
Other interest income	188	225
Total interest and dividend income	22,490	20,669
Interest expense:
Deposits	2,841	2,282
Subordinated notes	536	537
Other borrowed funds	323	227
Total interest expense	3,700	3,046
Net interest income	18,790	17,623
Provision for loan losses	561	1,142
Net interest income after provision for loan losses	18,229	16,481

Noninterest income:
Service charges on deposit accounts	578	544
ATM and interchange income	1,055	837
Mortgage banking	712	959
Gains on sales of investment securities, net	60	69
Income from life insurance death benefit	642	–
Other income	651	874
Total noninterest income	3,698	3,283

Noninterest expense:
Salaries and employee benefits	8,648	8,098
Occupancy and equipment expense	1,676	1,650
Data processing expense	1,498	1,314
ATM maintenance expense	90	197
Advertising and marketing expense	606	537
Professional fees	421	588
Bank franchise taxes	419	399
FDIC insurance expense	235	248
Losses on sales and write-downs of other real estate owned, net	334	581
Other real estate owned expense	280	106
Directors’ fees	392	410
Merger-related expense	788	–
Other expense	1,697	1,839
Total noninterest expense	17,084	15,967
Net income before income taxes	4,843	3,797
Income tax expense	845	1,228
Net income	3,998	2,569
Less net income attributable to non-controlling interest	44	73
Net income attributable to HomeTown Bankshares Corporation	$3,954	$2,496
Basic earnings per common share	$0.68	$0.43
Diluted earnings per common share	$0.68	$0.43
Weighted average common shares outstanding	5,805,654	5,769,752
Diluted weighted average common shares outstanding	5,853,277	5,804,382

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2018 and 2017

Dollars in Thousands	2018	2017
Net income	$3,998	$2,569

Other comprehensive loss:
Net unrealized holding losses on securities available for sale during the period	(788)	(25)
Deferred income tax benefit on unrealized holding losses on securities available for sale	165	9
Reclassification adjustment for gains on sales of investment securities included in net income	(60)	(69)
Tax expense related to realized gains on securities sold	13	24
Total other comprehensive loss	(670)	(61)
Comprehensive income	3,328	2,508
Less: comprehensive income attributable to the non-controlling interest	44	73
Comprehensive income attributable to HomeTown Bankshares Corporation	$3,284	$2,435

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2018 and 2017

Dollars in Thousands, Except Share and Per Share Data

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2016	$28,765	$17,833	$1,247	$(56)	$436	$48,225
Net income			2,496		73	2,569
Other comprehensive loss, net of tax				(61)		(61)
Net settlement of restricted stock vesting (9,821 shares, net)	(10)	(10)				(20)
Exercise of stock options (4,500 shares)	22	9				31
Reclassification of stranded tax effects from change in tax rate			24	(24)		–
Stock based compensation		148				148
Balance, December 31, 2017	28,777	17,980	3,767	(141)	509	50,892
Net income			3,954		44	3,998
Capital distribution					(204)	(204)
Other comprehensive loss, net of tax				(670)		(670)
Net settlement of restricted stock vesting (14,348 shares, net)	65	(85)				(20)
Exercise of stock options (13,471 shares, net)	67	18				85
Common stock cash dividend declared $0.12 per share			(697)			(697)
Stock based compensation		315				315
Balance, December 31, 2018	$28,909	$18,228	$7,024	$(811)	$349	$53,699

See Notes to Consolidated Financial Statements

HomeTown Bankshares Corporation

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

Dollars in Thousands	2018	2017
Cash flows from operating activities:
Net income	$3,998	$2,569
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	678	726
Provision for loan losses	561	1,142
Amortization of premium on securities, net	409	465
Amortization of discount on subordinated notes	31	30
Losses on sales and write-downs of other real estate, net	334	581
Gains on sales of investment securities	(60)	(69)
Increase in value of life insurance contracts	(202)	(200)
Income from life insurance death benefit	(642)	–
Stock compensation expense	315	148
Originations of loans held for sale	(25,394)	(33,611)
Proceeds from sales of loans held for sale	27,405	33,392
Gains on sales of loans held for sale	(509)	(690)
Changes in assets and liabilities:
Accrued income	382	(392)
Other assets	(439)	(53)
Deferred taxes, net	(208)	(123)
Accrued interest payable	35	(18)
Other liabilities	558	343
Net cash flows provided by operating activities	7,252	4,240
Cash flows from investing activities:
Net increase in federal funds sold	(14)	(138)
Purchases of available for sale securities	(900)	(23,403)
Sales, maturities, and calls of available for sale securities	10,071	20,544
Redemptions (purchase) of restricted equity securities, net	130	(158)
Net increase in loans	(28,291)	(27,248)
Proceeds from sales of other real estate	1,719	988
Purchases of bank owned life insurance	–	(1,000)
Death benefit from bank owned life insurance	1,316	–
Purchases of property and equipment	(684)	(292)
Net cash flows used in investing activities	(16,653)	(30,707)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	10,588	15,602
Net increase in interest-bearing deposits	5,265	10,870
Net increase (decrease) in FHLB borrowings	(3,084)	3,028
Net increase (decrease) in other borrowings	(1,475)	441
Distribution of equity of non-controlling interest	(204)	–
Common stock cash dividends paid	(697)	–
Exercise of stock options	85	31
Net settlement of restricted stock and cash in lieu of fractional shares	(20)	(20)
Net cash flows provided by financing activities	10,458	29,952
Net increase in cash and cash equivalents	1,057	3,485
Cash and cash equivalents, beginning	21,714	18,229
Cash and cash equivalents, ending	$22,771	$21,714
Supplemental disclosure of cash flow information:
Cash payments for interest	$3,665	$3,064
Cash payments for income taxes	$1,245	$1,461
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans to other real estate owned	$697	$1,024
Change in unrealized gains and losses on available for sale securities	$(848)	$(94)

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

On October 1, 2018, the Company and American National Bankshares, Inc. (“American National”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into American National (the “Merger”). As a result of the Merger, the holders of shares of the Company's common stock will receive 0.4150 shares of American National common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the second quarter of 2019, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

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

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently, all of the Company’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance are included in the income statement in the line “Losses on sales and write-downs of other real estate owned, net.”

Bank Owned Life Insurance

The Company purchased life insurance policies on certain key executives. These policies are recorded at their cash surrender value. Increases in the cash surrender value of the life insurance contracts are included in noninterest income in the consolidated income statement caption “other income.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. There are no unrecognized tax benefits as of December 31, 2018 and 2017.

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).” The Company early adopted this new standard in 2017. ASU 2018-02 requires reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of the newly enacted federal income tax rate on items included in AOCI. The amount of this reclassification in 2017 was $24 thousand.

Fair Value Measurements

During the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (2) above, the Company measured the fair value of its loan and deposit portfolios and subordinated debt as of December 31, 2018 using an exit price notion (see Note 11 Fair Value Measurement). The disclosure included for the period ended December 31, 2017 continues to be presented utilizing entry price assumptions.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” and all subsequent ASUs that modified Topic 606. This standard is on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The Company’s revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, other service charges and fees, sales of other real estate and miscellaneous fees. We have performed an analysis of contracts for customer service charges, ATM fees and miscellaneous income. The adoption of ASU 2016-10 did not have a material impact on our consolidated financial statements. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Annuity and Insurance Commissions

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The adoption of this standard on January 1, 2019 did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Bank has formed a committee to address the compliance requirements, data gathering, archiving and analysis efforts.  The Bank began tracking data during the 2nd quarter of 2018 and began reassessing its position during the 4th quarter of 2018.

In March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

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

Note 2. Investment Securities

Amortized cost and fair value of securities available for sale are as follows:

(Dollars in Thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$10,738	$33	$(189)	$10,582
Mortgage-backed securities and CMO’s	19,525	-	(596)	18,929
Corporate securities	6,641	37	(239)	6,439
Municipal securities	9,099	67	(140)	9,026
	$46,003	$137	$(1,164)	$44,976

(Dollars in Thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$13,475	$61	$(101)	$13,435
Mortgage-backed securities and CMO’s	24,344	12	(375)	23,981
Corporate securities	6,991	118	(42)	7,067
Municipal securities	10,713	213	(65)	10,861
	$55,523	$404	$(583)	$55,344

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

At December 31, 2018, the Company does not consider any security in an unrealized loss position to be other-than-temporarily impaired.

U.S. Government agency securities. The unrealized losses on twenty-eight of the Company’s investments in obligations of the U.S. government were caused by increases in market interest rates over the yields available at the time the securities were purchased.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Mortgage-backed securities and CMO’s. The unrealized losses on thirty-six of the Company’s investments in government-sponsored entity mortgage-backed securities were caused by increases in market interest rates over the yields available at the time the securities were purchased.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Corporate securities. The unrealized losses on five of the Company’s investments in corporate securities were caused by increases in market interest rates over the yield available at the time the security was purchased. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2018.

Municipal securities. The unrealized losses on eight of the Company’s investments in obligations of municipal securities were caused by increases in market interest rates over the yields available at the time the securities were purchased. All municipal securities are investment grade. Because the decline in market value is attributable to changes in interest rates and credit spreads, and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

The following tables demonstrate the unrealized loss position of securities available for sale at December 31, 2018 and 2017.

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$668	$(3)	$8,129	$(186)	$8,797	$(189)
Mortgage-backed securities and CMO’s	90	(1)	18,782	(595)	18,872	(596)
Corporate securities	1,953	(56)	1,299	(183)	3,252	(239)
Municipal securities	435	(1)	3,466	(139)	3,901	(140)
	$3,146	$(61)	$31,676	$(1,103)	$34,822	$(1,164)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency securities	$6,859	$(44)	$2,995	$(57)	$9,854	$(101)
Mortgage-backed securities and CMO’s	15,624	(192)	7,386	(183)	23,010	(375)
Corporate securities	1,438	(42)	-	-	1,438	(42)
Municipal securities	453	(3)	2,332	(62)	2,785	(65)
	$24,374	$(281)	$12,713	$(302)	$37,087	$(583)

The amortized cost and estimated fair value of securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)	Amortized Cost	Fair Value
Less than one year	$456	$453
Over one through five years	2,312	2,279
Over five through ten years	13,720	13,479
Greater than 10 years	29,515	28,765
	$46,003	$44,976

Proceeds from the sales, maturities and calls of securities available for sale in 2018 and 2017 were $10.1 million and $20.5 million, respectively. The Company realized $60 thousand in net gains on sales of thirteen available for sale securities in 2018, compared to $69 thousand from the sales of forty-five securities in the prior year.  The net gain in 2018 included gross gains of $68 thousand net of gross losses of $8 thousand. The prior year included gross gains of $170 thousand and gross losses of $101 thousand. Total pledged securities had a fair market value of $3.2 million at December 31, 2018 and $4.0 million at December 31, 2017. At December 31, 2018, securities having a fair market value of $1.7 million were pledged to secure public deposits, securities pledged to secure Federal Home Loan Bank borrowings totaled $74 thousand, and $1.4 million in securities were pledged for other purposes.

Note 3. Loans Receivable

The major classifications of loans in the consolidated balance sheets at December 31, 2018 and 2017 were as follows:

(Dollars in Thousands)	December 31,
	2018	2017
Construction:
Residential	$17,232	$15,221
Land acquisition, development & commercial	28,903	35,601
Real Estate:
Residential	143,385	121,649
Commercial	184,989	173,999
Commercial, industrial & agricultural	60,183	61,129
Equity lines	28,969	28,835
Consumer	7,719	7,693
Overdrafts	82	68
Total loans	471,462	444,195
Less allowance for loan losses	(3,992)	(3,758)
Loans, net	$467,470	$440,437

The past-due and nonaccrual status of loans as of December 31, 2018 was as follows:

(Dollars in Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past-Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$507	$–	$–	$507	$16,725	$17,232	$–
Land acquisition, development & commercial	243	–	–	243	28,660	28,903	125
Real Estate:
Residential	513	–	–	513	142,872	143,385	532
Commercial	856	–	–	856	184,133	184,989	463
Commercial, industrial & agricultural	206	–	–	206	60,059	60,265	162
Equity lines	398	–	–	398	28,571	28,969	400
Consumer	21	3	–	24	7,695	7,719	1
Total	$2,744	$3	$–	$2,747	$468,715	$471,462	$1,683

The past-due and nonaccrual status of loans as of December 31, 2017 was as follows:

(Dollars in Thousands)	30-59 Days Past-Due	60-89 Days Past-Due	90 Days or More Past-Due	Total Past-Due	Current	Total Loans	Nonaccrual Loans
Construction:
Residential	$–	$–	$–	$–	$15,221	$15,221	$–
Land acquisition, development & commercial	43	–	274	317	35,284	35,601	274
Real Estate:
Residential	589	870	546	2,005	119,644	121,649	173
Commercial	278	19	209	506	173,493	173,999	209
Commercial, industrial & agricultural	130	143	392	665	60,532	61,197	403
Equity lines	544	49	–	593	28,242	28,835	49
Consumer	17	2	36	55	7,638	7,693	36
Total	$1,601	$1,083	$1,457	$4,141	$440,054	$444,195	$1,144

There were no residential real estate loans that were past due ninety days or more and still accruing interest at December 31, 2018.

There was one residential real estate loan, totaling $373 thousand that was past due ninety days or more and still accruing interest at December 31, 2017.

Impaired loans, which include TDRs of $4.0 million, and the related allowance at December 31, 2018, were as follows:

With no related allowance: (Dollars in Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		43		43	–		43		−
Real Estate:
Residential		538		538	–		557		12
Commercial		4,228		4,228	–		4,350		155
Commercial, industrial & agricultural		63		63	–		66		−
Equity lines		210		298	–		299		−
Consumer		−		−	–		−		−
Total loans with no allowance		$5,082		$5,170	$–		$5,315		$167

With an allowance recorded: (Dollars in Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−	$	−	$	−

Impaired loans, which include TDRs of $4.1 million, and the related allowance at December 31, 2017, were as follows:

With no related allowance: (Dollars in Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance	Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$–	$	−	$	−
Land acquisition, development & commercial		181		331	–		331		10
Real Estate:
Residential		360		640	–		638		30
Commercial		4,098		4,273	–		4,166		161
Commercial, industrial & agricultural		379		379	–		379		15
Equity lines		299		299	–		300		14
Consumer		−		−	–		−		−
Total loans with no allowance		$5,317		$5,922	$–		$5,814		$230

With an allowance recorded: (Dollars in Thousands)	Recorded Investment in Loans		Unpaid Principal Balance		Related Allowance		Average Balance Total Loans		Interest Income Recognized
Construction:
Residential	$	−	$	−	$	−	$	−	$	−
Land acquisition, development & commercial		−		−		−		−		−
Real Estate:
Residential		−		−		−		−		−
Commercial		−		−		−		−		−
Commercial, industrial & agricultural		−		−		−		−		−
Equity lines		−		−		−		−		−
Consumer		−		−		−		−		−
Total loans with an allowance	$	−	$	−	$	−	$	−	$	−

Troubled Debt Restructurings

At December 31, 2018, four loans totaling $4.0 million were classified as troubled debt restructurings (“TDRs”). Two of the four loans totaling $3.8 million were performing in accordance with their restructured terms and were not on nonaccrual status at year end 2018. The other two loans from one borrower totaled $195 thousand and were on nonaccrual status at year end 2018. All four TDRs were current with their restructured terms at December 31, 2018.

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

There was no valuation allowance related to total TDRs at December 31, 2018 or December 31, 2017. No loans were modified in a TDR during the years ended December 31, 2018 or December 31, 2017.

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

 Note 4. Allowance for Loan Losses

The following table presents, as of December 31, 2018, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2018	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$94	$	−	$	−	$17	$111	$	−	$111	$17,232	$	−	$17,232
Land acquisition, development & commercial	311		−		10	(82)	239		−	239	28,903		43	28,860
Real estate:
Residential	955		(122)		30	219	1,082		−	1,082	143,385		538	142,847
Commercial	1,603		−		1	27	1,631		−	1,631	184,989		4,228	180,761
Commercial, industrial & agricultural	441		(37)		27	25	456		−	456	60,265		63	60,202
Equity lines	237		(87)		−	102	252		−	252	28,969		210	28,759
Consumer	108		(171)		22	183	142		−	142	7,719		−	7,719
Unallocated	9		−		−	70	79		−	79	−		−	−
Total	$3,758		$(417)		$90	$561	$3,992	$	−	$3,992	$471,462		$5,082	$466,380

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

December 31, 2017	Allowance for loan losses										Loans
Class of Loan (Dollars in Thousands)	Beginning balance	Charge- offs		Recoveries		Provisions	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment	Ending balance	Ending balance: individually evaluated for impairment		Ending balance: collectively evaluated for impairment
Construction loans:
Residential	$63	$	−	$	−	$31	$94	$	−	$94	$15,221	$	−	$15,221
Land acquisition, development & commercial	173		(150)		−	288	311		−	311	35,601		181	35,420
Real estate:
Residential	866		(293)		−	382	955		−	955	121,649		360	121,289
Commercial	1,516		(454)		43	498	1,603		−	1,603	173,999		4,098	169,901
Commercial, industrial & agricultural	461		(80)		−	60	441		−	441	61,197		379	60,818
Equity lines	338		−		−	(101)	237		−	237	28,835		299	28,536
Consumer	97		(101)		15	97	108		−	108	7,693		−	7,693
Unallocated	122		−		−	(113)	9		−	9	−		−	−
Total	$3,636		$(1,078)		$58	$1,142	$3,758	$	−	$3,758	$444,195		$5,317	$438,878

Loans by credit quality indicators as of December 31, 2018 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total
Construction loans:
Residential	$17,232	$	−	$	−	$	−	$	−	$17,232
Land acquisition, development & commercial	28,860		−		−		43		−	28,903
Real estate loans:
Residential	142,473		408		182		235		87	143,385
Commercial	181,842		2,122		562		463		−	184,989
Commercial, industrial, agricultural	59,262		477		393		133		−	60,265
Equity lines	28,712		47		−		210		−	28,969
Consumer	7,719		−		−		−		−	7,719
Total Loans	$466,100		$3,054		$1,137		$1,084		$87	$471,462

At December 31, 2018, the Company does not have any loans classified as Loss.

Loans by credit quality indicators as of December 31, 2017 were as follows:

(Dollars in Thousands)	Pass	Special Mention		Substandard Accruing		Substandard Nonaccrual		Doubtful Nonaccrual		Total
Construction loans:
Residential	$15,221	$	−	$	−	$	−	$	−	$15,221
Land acquisition, development & commercial	31,433		3,987		−		181		−	35,601
Real estate loans:
Residential	120,575		342		559		−		173	121,649
Commercial	165,760		7,386		644		209		−	173,999
Commercial, industrial, agricultural	59,042		1,249		503		379		24	61,197
Equity lines	28,536		−		299		−		−	28,835
Consumer	7,658		−		−		35		−	7,693
Total Loans	$428,225		$12,964		$2,005		$804		$197	$444,195

At December 31, 2017, the Company does not have any loans classified as Loss.

Note 5. Other Real Estate Owned

Changes in other real estate owned for 2018 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,046	$(797)	$3,249
Additions	697	—	697
Write-downs	—	(158)	(158)
Sales	(2,522)	627	(1,895)
Balance at the end of the year	$2,221	$(328)	$1,893

Changes in other real estate owned for 2017 were as follows:

(Dollars in Thousands)	Other Real Estate Owned	Valuation Allowance	Net
Balance at the beginning of the year	$4,619	$(825)	$3,794
Additions	1,024	—	1,024
Write-downs	—	(588)	(588)
Sales	(1,597)	616	(981)
Balance at the end of the year	$4,046	$(797)	$3,249

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2018 and December 31, 2017 were as follows:

(Dollars in Thousands)	2018	2017
Residential lots	$1,172	$1,745
Residential real estate	331	1,024
Commercial lots	-	90
Commercial buildings	390	390
Total Other Real Estate Owned	$1,893	$3,249

Other real estate owned related expenses in the consolidated statements of income for the years ended December 31, 2018 and December 31, 2017 include:

(Dollars in Thousands)	2018	2017
Net (gain)/loss on sales	$176	$(7)
Provision for unrealized losses	158	588
Operating expenses	280	106
Total Other Real Estate Owned	$614	$687

Note 6. Property and Equipment

The major components of property and equipment at December 31, 2018 and 2017 were as follows:

(Dollars in Thousands)	2018	2017
Land	$4,309	$4,309
Buildings and improvements	8,617	8,617
Leasehold improvements	2,154	2,154
Furniture and equipment	2,479	2,314
Software	301	296
Construction in process	456	4
Property and equipment, total	18,316	17,694
Less accumulated depreciation and amortization	5,373	4,757
Property and equipment, net	$12,943	$12,937

Depreciation and amortization expense totaled $678 thousand and $726 thousand for the years ended December 31, 2018 and 2017, respectively.

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

The current minimum annual lease payments under non-cancelable leases in effect at December 31, 2018 were as follows:

(Dollars In Thousands)	2018
2019	$288
2020	274
2021	265
2022	265
2023	270
Thereafter	606
Total	$1,968

Rent expense for the years ended December 31, 2018 and 2017 was $287 thousand and $304 thousand, respectively, and is included in occupancy and equipment expense on the Company’s consolidated statements of income.

Note 7. Deposits

The aggregate amount of time deposits in denominations of over $250,000 at December 31, 2018 and 2017 were $10.0 million and $8.3 million, respectively.

At December 31, 2018, the scheduled maturities of time deposits are as follows:

(Dollars In Thousands)	2018
2019	$71,997
2020	34,865
2021	7,004
2022	5,746
2023	4,627
Thereafter	347
Total	$124,586

The Company obtains certain deposits through the efforts of third-party deposit brokers. At December 31, 2018 and 2017, brokered deposits totaled $5.9 million and $33.1 million, respectively, and were included in interest-bearing deposits on the consolidated balance sheets. There were no deposit relationships over 5% of total deposits at the end of 2018.

Note 8. Federal Home Loan Bank Borrowings

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $7.9 million and $11.0 million as of December 31, 2018 and 2017, respectively. The Federal Home Loan Bank debt at December 31, 2018 is comprised of six fixed rate advances totaling $7.9 million.

At December 31, 2018 and 2017, borrowings from the Federal Home Loan Bank of Atlanta were as follows:

(Dollars In Thousands)
Advance Date	Maturity Date	Conversion Date	Current Rate	2018	2017
January 14, 2015	January 16, 2018	Quarterly	1.090%	$-	$4,000
August 19, 2016	August 20, 2018	Quarterly	2.535%	-	4,000
January 3, 2017	January 3, 2020	N/A	1.500%	361	695
February 3, 2017	February 3, 2020	N/A	1.490%	389	722
May 3, 2017	May 4, 2010	N/A	1.580%	944	1,611
March 15, 2018	March 15, 2019	N/A	2.650%	1,000	-
October 4, 2018	January 4, 2019	N/A	2.380%	3,150	-
December 31, 2018	January 31, 2019	N/A	2.530%	2,100	-
				$7,944	$11,028

The Company had collateral pledged on these borrowings at December 31, 2018, including real estate loans totaling $18.0 million, investment securities totaling $2.9 million, and Federal Home Loan Bank stock with a book value of $833 thousand.

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

(Dollars in Thousands)
As of December 31, 2018	Principal	Unamortized Debt Issuance Costs	Net
Subordinated notes	$7,500	$215	$7,285

(Dollars in Thousands)
As of December 31, 2017	Principal	Unamortized Debt Issuance Costs	Net
Subordinated notes	$7,500	$246	$7,254

For the years ended December 31, 2018 and 2017, the average effective interest rate was 7.38% and 7.41%, respectively.

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

Note 10. Other Borrowings

Other borrowings consist of the following at December 31, 2018 and 2017:

(Dollars In Thousands)	2018	2017
Warehouse line of credit	$83	$1,558
Weighted average interest rate at December 31	5.02%	4.11%

Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The warehouse line of credit is a short-term revolving credit facility used to fund mortgage loans originations until the underlying loan is sold. The amount borrowed on the $5.0 million warehouse line of credit was $83 thousand at year end 2018 at a rate of LIBOR plus 2.75%. The Company had $26.0 million of federal funds lines of credit available at year-end 2018. In addition, the Company had access to a $10.0 million credit line through Promontory’s Insured Cash Sweep (ICS) one way buy program at a rate of the one month LIBOR plus 11 basis points but not less than 20 basis points. At December 31, 2018 and 2017, there were no advances on the federal funds or credit lines.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

(Dollars in Thousands)		Carrying value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$10,582	$–	$10,582	$–
Mortgage-backed securities and CMO’s	18,929	–	18,929	–
Corporate securities	6,439	–	6,439	–
Municipal securities	9,026	–	9,026	–

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agency securities	$13,435	$–	$13,435	$–
Mortgage-backed securities and CMO’s	23,981	–	23,981	–
Corporate securities	7,067	–	7,067	–
Municipal securities	10,861	–	10,861	–

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017.

(Dollars in Thousands)		Carrying value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$85	$–	$85	$–
Other real estate owned	1,893	–	331	1,562

(Dollars in Thousands)		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans held for sale	$1,587	$–	$1,587	$–
Other real estate owned	3,249	–	–	3,249

At December 31, 2018 and December 31, 2017, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2018:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$986	Discounted appraised value	Selling cost	6%	-	6%	(6%)
			Discount for lack of marketability and age of appraisal	0%	-	10%	(1%)

	$576	Internal evaluations	Internal evaluations	29%	-	29%	(29%)

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2017:

(Dollars in Thousands)	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Weighted Average)

Other real estate owned	$2,254	Discounted appraised value	Selling cost	6%	-	10%	(8%)
			Discount for lack of marketability and age of appraisal	0%	-	43%	(7%)

	$995	Internal evaluations	Internal evaluations	19%	-	19%	(19%)

The following tables summarize the estimated fair values of the Company’s financial instruments at December 31, 2018 and at December 31, 2017. The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, management judgment is required to interpret data and develop fair value estimates. Accordingly, the estimates below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

During the first quarter of 2018, the Company adopted ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which among other things, requires a public business entity to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. In accordance with this guidance, the Company has adopted the exit price disclosure requirements for the below table on a prospective basis for the period ended December 31, 2018. The disclosure included for the period ended December 31, 2017 continues to be presented utilizing entry price assumptions.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2018:

(Dollars in Thousands)		Fair value at December 31, 2018
Description	Carrying value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values
Financial assets
Cash and due from banks	$22,771	$22,771	$–	$–	$22,771
Federal funds sold	194	194	–	–	194
Securities available for sale	44,976	–	44,976	–	44,976
Restricted equity securities	2,241	–	2,241	–	2,241
Loans held for sale	85	–	85	–	85
Loans, net	467,470	–	–	458,240	458,240
Bank owned life insurance	8,197	–	8,197	–	8,197
Accrued income	2,299	–	2,299	–	2,299
Financial liabilities
Total deposits	493,173	–	492,753	–	492,753
FHLB borrowings	7,944	–	7,939	–	7,939
Subordinated notes	7,285	–	7,667	–	7,667
Other borrowings	83	–	83	–	83
Accrued interest payable	403	–	403	–	403

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at December 31, 2017:

(Dollars in Thousands)		Fair value at December 31, 2017
Description	Carrying value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values
Financial assets
Cash and due from banks	$21,714	$21,714	$–	$–	$21,714
Federal funds sold	180	180	–	–	180
Securities available for sale	55,344	–	55,344	–	55,344
Restricted equity securities	2,371	–	2,371	–	2,371
Loans held for sale	1,587	–	1,587	–	1,587
Loans, net	440,437	–	–	438,449	438,449
Bank owned life insurance	8,669	–	8,669	–	8,669
Accrued income	2,681	–	2,681	–	2,681
Financial liabilities
Total deposits	477,320	–	477,599	–	477,599
FHLB borrowings	11,028	–	11,150	–	11,150
Subordinated notes	7,254	–	7,890	–	7,890
Other borrowings	1,558	–	1,558	–	1,558
Accrued interest payable	368	–	368	–	368

Note 12. Earnings per Common Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.

	For the Years Ended December 31,
	2018			2017
Dollars in Thousands, except share and per share data	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount	Weighted Average Common Shares Outstanding	Net Income Available to Common Shareholders	Per Share Amount
Earnings per common share, basic	5,805,654	$3,954	$0.68	5,769,752	$2,496	$0.43
Effect of dilutive securities:
Dilutive stock options	47,623	−	−	34,630	−	−
Earnings per common share, diluted	5,853,277	$3,954	$0.68	5,804,382	$2,496	$0.43

At December 31, 2018, no stock options were considered antidilutive and excluded from the calculation of diluted weighted average shares. At December 31, 2017, the number of stock options considered antidilutive and excluded from the calculation of diluted weighted average shares were 38,500. Non-vested restricted shares were included in weighted average common shares outstanding for computing basic earnings per share, as the holder has voting rights and would share in dividends during the vesting period.

Note 13. Stock Based Compensation

The Company recorded stock-based compensation expense of $315 thousand and $148 thousand for the years ended December 31, 2018 and 2017, respectively.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of the stock-based payment awards was affected by the price of the Company's stock and a number of financial assumptions and variables. These variables included the risk-free interest rate, expected dividend rate, expected stock price volatility and the expected life of the options.  Since the Plan expired in 2016, no stock options were available for grant during 2018 or 2017. Compensation expense is charged to income ratably over the vesting period and was $77 thousand in 2018 and $71 thousand in 2017. As of December 31, 2018, there was $54 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost will be recognized over the next year.  At the discretion of the Board of Directors, the stock option plan was not modified for the 4% stock dividend distributed on July 11, 2016

A summary of option activity under the 2005 stock option plan during the year ended December 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Contractual Term (years)
Balance at December 31, 2017	187,000	$7.78
Granted	–	–
Exercised	(23,800)	8.33
Expired	(31,500)	10.79
Vested	(15,000)	6.90
Balance at December 31, 2018	116,700	$6.90	$576,498	5.97
Exercisable at December 31, 2018	92,100	$6.90	$454,974	5.97

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2018.

In 2009, the Board of Directors authorized 137,280 shares, restated for the 4% stock dividend distributed July 11, 2016, of common stock for issuance under the Restricted Stock Plan. The plan provides for restricted stock awards to key employees. Restricted shares awarded to employees generally vest over a five-year period and compensation expense is charged to income ratably over the vesting period and was $238 thousand in 2018 and $77 thousand in 2017. Compensation is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted in 2018 was $11.32 compared to $10.24 in 2017.  The Company granted 22,649 and 13,258 shares of restricted stock under the plan in 2018 and 2017, respectively.

As of December 31, 2018, there was $235 thousand of total unrecognized compensation cost related to restricted stock granted under the Plan. The cost is expected to be recognized through 2023. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	32,087	$8.63	31,546	$7.03
Granted	22,649	11.32	13,258	10.24
Vested	(26,589)	8.88	(11,920)	6.18
Forfeited	–	–	(797)	8.37
Nonvested at the end of the period	28,147	$10.56	32,087	$8.63

Note 14. Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income. The Supplemental Executive Retirement Plan (the “SERP”) provides lifetime payments equal to 20% of a participant’s average annual base salary for the five years immediately prior to retirement. There is an incentive formula with an additional benefit of 20% of a participant’s average annual base salary for the five years immediately prior to retirement if performance targets set by the Board of Directors are met. The SERP contains provisions for disability and survivor benefits, a benefit vesting schedule based on age attained and automatic full vesting in the event of a change in control of the Company. Accrued deferred compensation expense under the SERP, included in other liabilities, totaled $1.4 million and $1.0 million at the end of 2018 and 2017, respectively. Compensation expense related to the SERP was $351 thousand for 2018 compared to $357 thousand for 2017. Payments made under the SERP totaled $11 thousand for 2018 compared to none in 2017. The funding mechanism for the plan is Bank Owned Life Insurance policies on the lives of the participants.

Note 15. Employee Benefit Plan

The Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. The Company makes non-discretionary matching contributions of 100% of the employee’s deferral up to 3% of compensation and matches 50% of the employee’s next 3% deferral. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company’s matching contributions were $276 thousand and $263 thousand for the years ended December 31, 2018 and 2017, respectively.

Note 16. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

The current and deferred components of income tax expense for the periods ended December 31, 2018 and 2017 are as follows:

(Dollars In Thousands)	2018	2017
Current	$1,053	$1,351
Deferred	(208)	(123)
Income tax expense	$845	$1,228

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $100 thousand, recorded as a result of the enactment of H.R.1 Tax Cuts and Jobs Act on December 22, 2017. The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018

Rate Reconciliation

Total income tax expense differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 21 percent for 2018 and 34 percent for 2017 to income before income taxes as a result of the following.

(Dollars In Thousands)	2018	2017
Tax at statutory federal rate	$1,017	$1,291
Tax-exempt interest income	(55)	(116)
Earnings on Bank Owned Life Insurance	(177)	(68)
Stock awards	(30)	24
Tax impact from enacted change in tax rate	–	100
Facilitative merger costs	88	–
Other	2	(3)
Income tax expense	$845	$1,228

Deferred Income Tax Analysis

The significant components of net deferred taxes at December 31, 2018 and 2017 are summarized as follows:

(Dollars In Thousands)	2018	2017
Deferred tax assets
Pre-opening expenses	$18	$28
Allowance for loan losses	689	528
Deferred compensation	286	215
Other real estate expenses	88	187
Unrealized loss on securities available for sale	216	38
Nonaccrual loan interest	20	9
Other	17	17
Deferred tax asset	1,334	1,022

Deferred tax liabilities
Property and equipment	179	230
Deferred loan fees and costs	607	613
Other	–	17
Deferred tax liability	786	860
Net deferred tax asset	$548	$162

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

A summary of the Company’s commitments at December 31, 2018 and 2017 is as follows (dollars in thousands):

(Dollars In Thousands)	2018	2017

Commitments to extend credit	$123,995	$109,285

Standby letters of credit	7,543	6,711

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

The Company is required to maintain certain required reserve balances with the Federal Reserve Bank. At December 31, 2018 and 2017, these reserve balances amounted to $9.7 million and $9.6 million, respectively.

The Company from time to time may have cash and cash equivalents on deposit with financial institutions that exceed federally insured limits. Balances in excess of FDIC insured amounts totaled $10.7 million and $5.9 million at December 31, 2018 and 2017, respectively.

Purchase Obligation

On November 1, 2015, the Company entered into a three-year marketing agreement involving naming, advertising, and sponsorship rights. This agreement was replaced with a new agreement effective July 1, 2016. The new term was for three years, with options for a fourth and fifth year, and expanded the exclusivity of marketing rights and increased signage. In relation to these agreements, the Company expensed $65 thousand and $55 thousand in 2018 and 2017, respectively. The agreement obligates the Company to pay $33 thousand for the first half of 2019 for these rights.

 Note 18. Regulatory Restrictions

Dividends

The Company, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any company when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Company. At December 31, 2018, there was $7.0 million in retained earnings available from which to pay dividends to common stockholders. On May 15, 2018 at the annual shareholders meeting the Board of Directors declared the Company’s first cash dividend.  The cash dividend of $0.04 per common share was paid on June 15, 2018 to shareholders of record on May 31, 2018. The Board declared cash dividends of $0.04 per common share for each of the three subsequent quarters. No cash dividends were paid to common stockholders in 2017. A stock dividend was distributed in 2016 and is discussed in Note 20 Capital Transactions.

Capital Requirements

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in January 1, 2019. As part of the new requirements, the Common Equity Tier 1 Capital is calculated and utilized in the assessment of capital for all institutions. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2018 and 2017, the most recent regulatory notifications categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

The new rules introduced the requirement of a new 2.5% capital conservation buffer, to be phased in beginning on January 1, 2016, and ending on January 1, 2019. Banking organizations without other supervisory issues that wish to distribute capital freely, such as in the payment of dividends for example, must maintain the new capital conservation buffer. The final new capital rules required the Bank to comply with the following new minimum capital ratios (including the capital conservation buffer), effective January 1, 2018 and 2017, respectively: (1) a new common equity Tier 1 capital ratio of 6.375% and 5.75% of risk-weighted assets; (2) a Tier 1 capital ratio of 7.875% and 7.25% of risk-weighted assets; (3) a total capital ratio of 9.875% and 9.25% of risk-weighted assets; and (4) a leverage ratio of 4% of total assets.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I common equity, and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations. As of December 31, 2018, management believes the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are also presented in the following tables:

HomeTown Bank December 31, 2018	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$65,297	12.49%	$51,626	9.875%	$52,280	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	61,303	11.72%	33,346	6.375%	33,999	6.50%
Tier I Capital (to Risk-Weighted Assets)	61,305	11.72%	41,193	7.875%	41,847	8.00%
Tier I Capital (to Average Assets)	61,305	10.79%	22,727	4.00%	28,408	5.00%

HomeTown Bank December 31, 2017	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands except for percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$61,257	12.48%	$45,403	9.25%	$49,084	10.00%
Tier I Common Equity (to Risk-Weighted Assets)	57,474	11.71%	28,222	5.75%	31,903	6.50%
Tier I Capital (to Risk-Weighted Assets)	57,499	11.72%	35,569	7.25%	39,248	8.00%
Tier I Capital (to Average Assets)	57,499	10.39%	22,136	4.00%	27,670	5.00%

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

Aggregate loan transactions with related parties were as follows:

(Dollars In Thousands)	2018	2017

Balance, beginning	$3,949	$8,194
New loans	2,417	392
Repayments	(425)	(4,637)
Balance, ending	$5,941	$3,949

Aggregate deposit balances with related parties at December 31, 2018 and 2017 were $10.6 million and $12.5 million, respectively.

Note 20. Capital Transactions

The ability to pay cash dividends to common stockholders is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The Company must consider different factors to ensure that any future cash dividends to common stockholders would be prudent relative to the organization’s financial position and not based on overly optimistic earnings scenarios. The Company had $7.0 million of retained earnings at December 31, 2018.  On May 15, 2018 at the annual shareholders meeting the Board of Directors declared the Company’s first cash dividend.  The cash dividend of $0.04 per common share was paid on June 15, 2018 to shareholders of record on May 31, 2018. The Board declared cash dividends of $0.04 per common share for each of the three subsequent quarters.

Note 21. Reclassifications Out of Other Comprehensive Income

Items not reclassified in their entirety to net income for the years ended December 31, 2018 and 2017 are as follows:

Details about Other Comprehensive Components	Amounts Reclassified from Other Comprehensive Income for the Years Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(Dollars In Thousands)	2018	2017
Available for sale securities
Realized gains on sales of securities held for sale during the period	$60	$69	Gains on sales of investment securities
Tax expense related to realized gains on securities sold	13	24	Income tax expense
	$47	$45	Net income

Note 22. Condensed Parent Company Financial Information

Financial information pertaining only to HomeTown Bankshares Corporation follows.

CONDENSED BALANCE SHEETS
Dollars In Thousands	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$70	$313
Investment in bank subsidiary	60,492	57,333
Other assets	98	3
Total assets	$60,660	$57,649
Liabilities and Stockholders’ Equity
Other liabilities	$25	$12
Subordinated notes	7,285	7,254
Total liabilities	7,310	7,266
Stockholders’ equity:
Total stockholders’ equity	53,350	50,383
Total liabilities and stockholders’ equity	$60,660	$57,649

CONDENSED STATEMENTS OF INCOME
Dollars In Thousands	For the year ended December 31, 2018	For the year ended December 31, 2017
Dividend from Bank subsidiary	$1,650	$511
Income	1,650	511

Interest expense	536	537
Other expenses	1,064	272
Expenses	1,600	809
Net income (loss) before income taxes	50	(298)
Income tax benefit	276	275
Net income (loss) before equity in undistributed net income of subsidiary	326	(23)
Undistributed net income of subsidiary	3,628	2,519
Net Income	$3,954	$2,496

CONDENSED STATEMENTS OF CASH FLOWS
Dollars In Thousands	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash flows from operating activities:
Net income	$3,954	$2,496
Equity in undistributed net income of subsidiary bank	(3,628)	(2,519)
Amortization expense on subordinated notes	31	30
Equity compensation expense	114
Increase in other assets	(95)	(3)
Increase in other liabilities	13	—
Net cash flows provided by operating activities	389	4

Cash flows from financing activities:
Common stock dividend	(697)	—
Exercise of stock options	85	31
Net settlement of vested restricted stock	(20)	(20)
Net cash flows provided by (used in) financing activities	(632)	11

Net increase (decrease) in cash and cash equivalents	(243)	15

Cash and cash equivalents, beginning	313	298
Cash and cash equivalents, ending	$70	$313
Supplemental disclosure of cash flow information:
Cash payments for interest	$506	$506

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HomeTown Bankshares Corporation

Roanoke, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HomeTown Bankshares Corporation and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2019

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

Management assessed the effectiveness of HomeTown Bankshares’ internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this assessment, management believes that, as of December 31, 2018, HomeTown Bankshares’ internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item relating to the Company’s directors and nominees is included under the captions “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Company’s Proxy Statement for the 2019 Special Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to the Bank’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2019 Special Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item relating to the Company’s Audit Committee is included under the captions “Item 1: Election of Directors,” “Audit Committee Matters” and “—Audit Committee Report” in the Company’s Proxy Statement for the 2019 Special Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be disclosed in this item 11 is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2019 Special Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be disclosed in this item 12 is relating to security ownership of certain beneficial owners and management is included under the caption “Common Stock Ownership” in the Company’s Proxy Statement for the 2019 Special Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	116,700	(2)	$6.90	N/A	(3)
Equity compensation plans not approved by security holders	0		N/A	37,200	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 13 for a detailed discussion of the Restricted Stock Plan.
(3)	The 2005 Stock Option Plan expired in 2016 and no shares are available for future issuance.
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Item 1: Election of Directors” and “Directors Meetings, Committees and Fees, Leadership Structure, Oversight of Risk and Communications with Directors” in the Bank’s Proxy Statement for the 2019 Special Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed in this item 14 is included under the captions “Audit Committee Matters” and “Item III: Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2019 Special Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
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

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

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

HOMETOWN BANKSHARES CORPORATION

Date: March 15, 2019	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 15, 2019
Susan K. Still	Chief Executive Officer (principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	March 15, 2019
George B. Cartledge, Jr.

/S/ NANCY H. AGEE	Director	March 15, 2019
Nancy H. Agee

/S/ WARNER N. DALHOUSE	Director	March 15, 2019
Warner N. Dalhouse

/S/ MARC S. FINK	Director	March 15, 2019
Marc S. Fink

/S/ DANIEL D. HAMRICK	Director	March 15, 2019
Daniel D. Hamrick

/S/ WILLIAM R. RAKES	Director	March 15, 2019
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 15, 2019
James M. Turner, Jr.

/S/ VANCE W ADKINS	Chief Financial Officer	March 15, 2019
Vance W. Adkins	(principal accounting and financial officer)