Form 10-K/A
period 2018-12-31
HomeTown Bankshares Corp
filed 2019-03-29
CIK 1461640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 5,816,123 shares outstanding as of March 27, 2019.

EXPLANATORY NOTE

HomeTown Bankshares Corporation, or the Company, is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (together, the "Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 15, 2019. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following narrative provides certain information regarding the current members of the Company’s Board of Directors:

Susan K. Still, 65, has served as a director of the Company since its formation in December 2008 when she was named President and CEO. In May 2008, she was named President, CEO and a director of HomeTown Bank. She was employed by HomeTown Bank as its Chief Lending Officer from November 2005 to May 2008. Prior to joining HomeTown Bank, she was a commercial lender for SunTrust Bank, and before that, for Dominion Bank (later Wachovia). Ms. Still serves on a number of community boards, and she also serves on the board of directors of the Virginia Bankers Association and on the American Bankers Association Community Bankers Council.   Effective January 1, 2016, Ms. Still was elected to serve as a Director of the Federal Reserve Bank of Richmond. She is a graduate of Virginia Tech and the University of Virginia School of Bank Management.   Ms. Still brings to the Board more than 30 years of banking experience in the Bank’s market area. Her thorough understanding of the Company and the Bank, and her competence at her job, make her an asset to the Board.

James M. Turner, Jr., 74, has served as a director of the Company since its formation in December 2008 and as a director of HomeTown Bank since its formation in November 2004. He received his undergraduate and law degrees from Washington and Lee University. Mr. Turner practiced law for four years before he joined J.M. Turner & Company, Inc., a Roanoke, Virginia based construction company. He served as Chairman and Chief Executive Officer of the company at the time of his recent retirement. He has been very active in community and civic affairs, including serving as chairman of the Roanoke City School Board and the boards of several other community entities. Mr. Turner’s management and business experience and connections to and understanding of the Bank’s market area qualify him to serve on the Board.

George B. Cartledge, Jr., 77, has served as a director of the Company since its formation in December 2008 and as a director of HomeTown Bank since its formation in November 2004. He has served as Chairman of the Board of Directors of the Company and the Bank since 2014. He has served as chairman of the board of directors and chief executive officer of Grand Home Furnishings, one of the largest furniture chains in the Southern United States based on the volume of furniture sold. Mr. Cartledge previously served on the board of First Federal Savings and Loan and Dominion Bank. He serves on a number of civic and not-for-profit boards. He is a graduate of Hampden Sydney College and is a Trustee Emeritus of his alma mater. Mr. Cartledge brings to the Board his executive leadership experience, including his experience in running a successful company based in the Bank’s market area.

Warner Dalhouse, 84, has served as a director of the Company since its formation in December 2008 and as a director of HomeTown Bank since its formation in November 2004. Mr. Dalhouse is retired, and for the past five years has served on public and private company boards of directors. Prior to retiring, Mr. Dalhouse served as chairman of the board of directors and chief executive officer of Dominion Bankshares Corporation and chairman of the board of directors and chief executive officer of First Union National Bank of Virginia. He also served as the first chairman of the board of directors of HomeTown Bank. Mr. Dalhouse serves on the board of directors of Luna Innovations, Inc., a company that develops and manufactures measurement, sensing, and instrumentation products. Mr. Dalhouse also serves on a number of civic and not-for-profit organizations. He is a graduate of the University of Virginia and has served on its Board of Visitors. He is also a graduate of the Stonier School of Banking of Rutgers University. Mr. Dalhouse brings to the Board his many years of experience in the banking industry and his experience in serving on boards of directors of public banks and other SEC reporting companies.

Marc S. Fink, 58, has served as a director of HomeTown Bank since its formation in November 2004. He currently serves as Chairman of the Bank’s Investment / ALCO Committee. Mr. Fink is a third-generation owner, president and CEO of Fink’s, Inc., a chain of fine jewelry stores located in Virginia and North Carolina. He received a B.S. in Business Management from the University of Alabama and attended the Gemological Institute of America, in California where he received a Graduate Gemological Degree. Mr. Fink has served on many civic and not-for-profit boards. Mr. Fink brings to the Board his considerable experience in operating a successful company in the Bank’s market area.

Nancy Howell Agee, 66, has served as a director of the Company since June 2011. Ms. Agee became president and chief executive officer of Carilion Clinic on July 1, 2011. Carilion Clinic is a not-for-profit health care organization serving patients in Virginia through hospitals, outpatient specialty centers and advance primary care practices. Ms. Agee had served as president and chief operating officer of Carilion Clinic since 2010, was executive vice president and chief operating officer from 2007 to 2010 and served as executive vice president and chief operating officer from 2001 to 2007. Ms. Agee graduated with honors from the University of Virginia and Emory University. Ms. Agee is a prominent figure in the healthcare industry both locally and nationally. Ms. Agee is chair-elect for the American Hospital Association and will assume the chairmanship in 2018, becoming the top elected official of the national organization that represents America’s hospitals and health systems and works to advance health in America. Ms. Agee also serves on the board of directors of RGC Resources, Inc., a publicly traded company listed on the NASDAQ Global Market that distributes and sells natural gas to residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities. Ms. Agee brings to the Board her visionary leadership abilities, more than 30 years of service in the Bank’s market area and her knowledge and experience in the areas of health care, finance and management.

Daniel D. Hamrick, 72, has served as a director of the Company since its formation in December 2008 and as a director of HomeTown Bank since May 2008. Mr. Hamrick is engaged in the private practice of law in Christiansburg, Virginia. He graduated from Virginia Tech with a degree in accounting after which he earned the Certified Public Accountant designation and practiced accounting for three and a half years. He graduated from the University of Richmond School of Law. Prior to completing college, Mr. Hamrick served in the United States Army as a helicopter pilot in Vietnam and among other commendations, was awarded the Purple Heart. Mr. Hamrick served on the boards of directors of FNB Corporation and First National Bank of Christiansburg before they were merged into Virginia Financial Corporation, which changed its name to StellarOne Corporation in early 2008 before its sale to Union Bank & Trust. Mr. Hamrick’s legal expertise and competence in accounting and financial matters, and his experience in serving on boards of directors for other banks qualify him to serve on the Board.

William R. Rakes, 80, has served as a director of the Company since its formation in December 2008 and as a director of HomeTown Bank since its formation in November 2004. He served as Chairman of the Boards of Directors of the Company and the Bank from 2008-2014. He is a partner in the law firm of Gentry Locke Attorneys in Roanoke, Virginia, where he served as managing partner for more than 20 years. Mr. Rakes has represented banks and bank holding companies for more than 35 years and has served on the board of directors of Colonial American Bankshares Corporation. He received his undergraduate and law degrees from the University of Virginia. Mr. Rakes has served as President of the Virginia State Bar and on the Board of Governors of the American Bar Association. He has also served on the boards and as President of civic and not-for-profit organizations. Mr. Rakes brings to the Board his thorough knowledge of the Company’s business, strategy, people, operations, competition and financial position. Mr. Rakes provides recognized leadership and vision in the Bank’s market along with a strong network of customer, industry and community relationships.

Executive Officers

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

Audit Committee Matters

The Board and the Bank’s board of directors have appointed a joint Audit Committee consisting of the following independent directors: Daniel D. Hamrick (Chairman), Victor F. Foti (a member of the Bank’s board of directors), William R. Rakes, Shirley J. Martin (a member of the Bank’s board of directors), George B. Cartledge, Jr., and Danielle H. Yarber (a member of the Bank’s board of directors). The Audit Committee, which met 5 times during 2018, is responsible for reviewing the financial records and reports of the Company and the Bank.

The Audit Committee is responsible for providing independent, objective oversight of the Company’s and the Bank’s accounting functions and internal controls. Each member of the Audit Committee meets the requirements for independence under the current NASDAQ Stock Market and SEC rules and regulations. The Audit Committee acts under a written Charter adopted and approved by the Board and the Bank’s board of directors. The Audit Committee Charter is available at the Investor Relations section of the Company’s website www.hometownbank.com. A hard copy may be obtained, without charge, upon written request to the Corporate Secretary at the Company’s principal executive offices.

The responsibilities of the Audit Committee include appointing, compensating and overseeing the firm to be engaged as the Company’s independent registered public accounting firm. Additionally, and as appropriate, the Audit Committee reviews, evaluates, and discusses and consults with management, internal audit personnel and the independent accountants regarding, the following:

•	the plan for, and independent accountants’ report on, each audit of the Company’s financial statements.

•	the financial disclosure documents, including all financial statements and reports filed with the SEC, or sent to shareholders.

•	changes in accounting practices, principles, controls or methodologies, or in financial statements.

•	significant developments in accounting rules.

•	the adequacy of internal accounting controls, and accounting, financial and auditing personnel.

•	the establishment and maintenance of an environment at the Company and at the Bank that promotes ethical behavior.

Audit Committee Financial Expert

The Sarbanes-Oxley Act of 2002 and SEC rules require public companies to disclose whether they have at least one “audit committee financial expert” serving on their audit committee. The Board and the Bank’s board of directors have each determined that Daniel D. Hamrick, the Chairman of the Audit Committee, qualifies as an audit committee financial expert. Mr. Hamrick has also been determined to be an “independent” director under the current NASDAQ Stock Market and SEC rules and regulations.

Code of Ethics

The Company has adopted a Code of Ethics for its directors and executive officers. The Code is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002, and to serve as the code of conduct for directors required by the listing requirements of The NASDAQ Stock Exchange. The Code of Ethics is available at the Investor Relations section of the Company’s website at www.hometownbank.com. A hard copy may be obtained, free of charge, upon written request to the Corporate Secretary at the Company’s principal executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s directors and certain of its executive officers are required to report their beneficial ownership of Company Common Stock and any changes in that ownership to the SEC. Specific dates for such reporting have been established by the SEC, and the Company is required to report in this Proxy Statement any failure to file by the established dates that occurred in 2018. For 2018, to the best of the Company’s knowledge, all of the filing requirements were satisfied by the Company’s directors and executive officers subject to Section 16 of the Securities Exchange Act of 1934, as amended. In making this statement, the Company has relied on the representations of its directors and executive officers subject to Section 16 and copies of the reports that have been filed with the SEC.

Item 11. Executive Compensation

The Company’s Corporate Governance Committee oversees the Company’s compensation plans and policies, approves the compensation of the executive officers and administers the Company’s stock compensation plans. The Corporate Governance Committee’s basic responsibilities related to compensation matters are to review the performance of management of the Company in achieving corporate goals and objectives and to ensure that the executive officers are compensated effectively in a manner consistent with the Company’s strategy and competitive practices, including in achievement of individual and enterprise-wide goals. This summary of the Company’s executive compensation contains a discussion of the compensation approved by the Corporate Governance Committee and earned by or paid to the Company’s “named executive officers” for 2018.

Objectives of the Company’s Compensation Programs

The primary objective of the Company’s compensation programs is to provide competitive compensation to attract, retain and motivate qualified employees who will contribute to the long-term success of the Company and the Bank. In furtherance of this objective, the Company regularly evaluates the compensation provided to its executive officers to endeavor to ensure that it remains competitive in relation to the compensation paid to similarly situated executive officers at other financial institutions of comparable size and performance. In addition, the Company endeavors to ensure that the compensation provided to its executive officers is internally equitable based upon the skill requirements and responsibilities associated with each executive position.

What the Company’s Compensation Programs are Designed to Reward

The Company’s compensation programs are designed to reward each executive officer’s job performance and contributions to the Company. These factors are generally determined based on objective performance by the named executive officers in achieving performance targets set at the beginning of the year by the Corporate Governance Committee, and otherwise in the subjective judgment of the Corporate Governance Committee. In making compensation decisions, the Committee places significant emphasis on the performance of the Company as compared to internal business plans and performance at peer financial institutions. With the benefit of performance reviews and salary recommendations by the Company’s chief executive officer, the Committee recommends the compensation for the named executive officers to the independent members of the Board for final approval.

How Executive Compensation is Determined

The Corporate Governance Committee annually reviews the compensation and performance of each executive officer. The Committee sets goals for each named executive officer at the beginning of each year, and makes recommended compensation adjustments or modifications in its discretion. In setting salaries and incentive compensation plan targets for the executive officers and other employees, the Corporate Governance Committee and the Chief Executive Officer (except with respect to herself) establish appropriate compensation levels, primarily based on publicly available market data regarding compensation paid to similarly situated executive officers and employees. This data is obtained through the salary survey of the Virginia Bankers’ Association, the salary survey of the American Bankers’ Association and based on the opinions of members of the Board, members of the Bank’s board of directors and the Chief Executive Officer as to going rates for similarly situated executive officers and employees at other banks in the Company’s market. Based on the surveys referred to above, and the opinions of the members of the Board and members of the Bank’s board of directors, the Corporate Governance Committee believes that its executive officer compensation for 2018 is competitive with the compensation provided by other financial institutions with which the Company competes for executive talent.

Components of 2018 Executive Compensation

The general components of annual compensation that the Company and the Bank provided to executive officers in 2018 consisted of 1) base salary; 2) incentive compensation plan; 3) retirement, insurance, health benefits and club dues; and 4) stock options.

Base Salary

Base salary represents the primary component of annual compensation paid to the executive officers named in the Summary Compensation Table on page 10 (the "named executive officers"). When recommending an executive officer’s salary, the Corporate Governance Committee primarily considers the objective criteria in the surveys described above, and objective and subjective criteria related to the executive officer’s job performance and contribution to Company goals. As discussed above, these factors were determined in the discretion of the Committee for the Chief Executive Officer and with the benefit of performance reviews and salary recommendations by the Chief Executive Officer for the other named executive officers. The Corporate Governance Committee also considers local and national economic conditions as well as future business prospects of the Company and the Bank in setting base salary levels.

Incentive Compensation Plan

At the beginning of each year, the Corporate Governance Committee, in collaboration with senior management, establishes an incentive compensation plan for the named executive officers. Pursuant to the plan, the named executive officers were eligible to receive a bonus equal to up to a maximum of 30% of such officer’s salary for 2018 if certain performance targets were met, including the following enterprise-wide goals: budgeted profitability, ratio of net charge-offs to loans, core deposit growth to fund new loans, regulatory performance, net interest margin, noninterest-income, and reduction in OREO balances. Each performance target was assigned a weight, so that if each of the seven targets were achieved, the named executive officer would receive the full 30% payout. For 2018, the Corporate Governance Committee determined that the named executive officers met the performance targets weighted at 100% of the full potential bonus payouts. The bonus payouts for 2018 were made in cash. The value of the bonuses is reflected in the Summary Compensation Table.

Retirement, Insurance, Health Benefits and Club Dues

All full-time employees, including the named executive officers, are eligible to participate in the Bank’s 401(k) Profit Sharing Plan. For each executive officer or other employee who participates in the 401(k) Profit Sharing Plan, the Bank matches 100% of contributions up to 3% and 50% for the next 3% of the participant’s annual compensation.

Group term life insurance is provided in an amount equal to two times annual salary. The Bank also provides certain executive officers with club dues and other benefits that the Committee believes are reasonable to enable the Bank to attract and retain qualified executive officers and to promote business development activities by the executive officers in the communities served by the Bank. The Committee believes that these perquisites and other benefits are reasonable in amount and consistent with those provided by similarly situated financial institutions in the Bank’s market area.

The executive officers of the Bank are also eligible to participate in all of the employee benefit plans, such as medical, dental, group term life insurance, and disability insurance, which are generally available to all employees of the Bank on a non-discriminatory basis.

Stock Options

In 2016, the Company’s 2005 Stock Option Plan expired. The Company currently has no plans to request that the shareholders approve a new stock option plan.

Employment Agreements

Susan K. Still. Ms. Still is employed as President and Chief Executive Officer of the Company and the Bank pursuant to an employment agreement effective as of March 1, 2006, as amended. Under the agreement, she has the duties and responsibilities generally performed by the president and chief executive officer of a community, commercial bank. The agreement has a term expiring on June 30, 2019, subject to extension at the discretion of the Bank and Ms. Still. The employment agreement provides for a base salary level that may be increased (but not decreased) by the Board pursuant to an annual evaluation, as well as group benefits to the extent provided to other executive officers.

In addition to the base salary, Ms. Still’s employment agreement provides for, among other things, participation in stock option plans and other employee benefits applicable to executive management. Under the terms of her agreement, if the Company and the Bank terminate her employment for “cause,” as defined the agreement, or if she terminates her employment for any reason, or if her employment is terminated on account of her death, Ms. Still will be paid her full base salary through the date of termination at the rate in effect at the time of notice of termination from the Company and Bank. Upon the termination of Ms. Still’s employment by the Company and the Bank “without cause,” as defined in her agreement, Ms. Still will receive a lump sum payment equal to (a) the total base salary that she would have earned had she continued in employment with the Company or Bank through the remaining term of employment, without reference to her termination, such base salary to be at the rate in effect, without reference to her termination, at the time a notice of termination is given by the Company and the Bank, and (b) the present value of the Company and Bank’s cost of all welfare, pension and other benefits then being provided to her calculated as if she had continued in employment with the Company and Bank through the remaining term of employment as then in effect with the same benefits at the same cost to the Company and Bank. In the event of any termination of Ms. Still’s employment for any other reason, she shall be entitled to no compensation or other benefits whatsoever beyond the date of termination except such benefits as may be required by COBRA or other applicable law.

Ms. Still’s employment agreement also contains change-in-control provisions entitling Ms. Still to certain benefits in the event her employment is terminated by either employer or employee within six months of a change-in-control as defined in the employment agreement. If a change-in-control followed by such termination occurs, Ms. Still will receive at her option, either a lump sum payment equal to her then annual base salary, reduced to present value, or monthly payments for a period of thirty-six months less one day. During such period, she will continue to be provided insurance benefits (medical, accident and life) on the terms and at levels substantially the same as those existing on the day prior to the date of termination. In connection with the Company’s pending merger with and into American National Bankshares Inc. (the “merger”), Ms. Still has agreed to a reduction of change in control payments and benefits payable under her employment agreement to ensure that no benefits received by her in connection with the merger will be subject to the excise tax under Section 4999 of the Code. The Company intends to terminate and liquidate Ms. Still’s employment agreement shortly before the merger, and Ms. Still will receive a lump sum payment equal to the present value of the change in control benefits to which she is entitled under her employment agreement, reduced as described in the preceding sentence. Such lump sum payment is estimated to be approximately $958,039. In addition, Ms. Still will execute a general release of claims.

Ms. Still’s employment agreement sets forth certain confidentiality provisions as well as a covenant not to compete. If Ms. Still’s employment is terminated without cause and she is paid the benefits to which she is entitled under the agreement or it is terminated for cause, or she resigns her position with the Company and the Bank, Ms. Still agrees that for a period of two years from the date her employment is terminated, she will not, without the prior express written consent of the chairman of the Board, become affiliated within a 40-mile radius of the main office of the Bank as an officer, employee, agent, partner, director, consultant or substantial shareholder (more than 5%) of any entity engaged in the commercial or retail banking, lending or leasing business, or become involved in the process of formation of any entity to engage in the banking business.

Vance W. Adkins. Mr. Adkins, Executive Vice President and Chief Financial Officer, is employed by the Company pursuant to an employment agreement effective as of August 5, 2016. The agreement has a three-year term with an automatic extension each year of one additional year unless either party gives notice at least 90 days prior to the date of extension that the employment agreement shall not be extended. Mr. Adkins’ employment agreement is substantially similar to the agreement between the Company and Ms. Still, including the definitions of “cause” and “without cause” and the change-in-control provisions, which entitle Mr. Adkins to certain benefits in the event his employment is terminated by either employer or employee for “cause” or “without cause” or within six months of a change-in-control as defined in the employment agreements. If a change-in-control followed by such termination occurs, Mr. Adkins will receive at his option, either a lump sum payment equal to his then annual base salary, reduced to present value, or monthly payments for a period of thirty-six months less one day. During such period, Mr. Adkins will continue to receive insurance benefits (medical, accident and life) on the terms and at levels substantially the same as those existing on the day prior to the date of termination. In connection with the merger, Mr. Adkins has also agreed to a reduction of change in control payments and benefits payable under his employment agreement to ensure that no benefits received by him in connection with the merger will be subject to the excise tax under Section 4999 of the Code. The Company will terminate and liquidate Mr. Adkins’s employment agreement shortly before the merger, and Mr. Adkins will receive a lump sum payment equal to the present value of the change in control benefits to which he is entitled under his employment agreement, reduced as described in the preceding sentence. Such lump sum payment is estimated to be approximately $403,947. In addition, Mr. Adkins will execute a general release of claims.

Supplemental Executive Retirement Plan

On October 1, 2013, the Company instituted a Supplemental Executive Retirement Plan (the “SERP”) for the Chief Executive Officer and the Chief Financial Officer of the Bank, to assist with the objective of recruiting and retaining executive talent by providing an additional retirement incentive (above the 401(k) plan available to all employees) in exchange for continued employment until retirement age. Participation is only through selection by and approval of the Board. The SERP is designed to provide minimum lifetime payments equal to 20% of a participant’s average annual compensation for the five years immediately prior to retirement. There is an incentive formula which provides for payment of up to an additional 20% of a participant’s average annual compensation for the five years immediately prior to retirement if targets set by the Board are met. The SERP contains provisions for disability and survivor benefits, a benefits vesting schedule based on age attained and automatic full vesting in the event of a change in control of the Company. The funding mechanism for the plan is Company-owned insurance policies on the lives of the plan participants and, because of the tax advantages of the life insurance policies, the SERP is designed to be profit-neutral to the Company over the long term. In 2014, the Board of Directors approved the addition of four employees of the Bank to participate in the SERP. In connection with the pending merger, the SERP will be terminated.

Summary Compensation Table

The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to the Company and the Bank for each of the last three fiscal years during which such individuals were designated as named executive officers.

				Non Equity
				Incentive Plan	Stock	Option	All Other
	Year	Salary	Bonus (1)	Compensation	Awards (2)	Awards (3)	Compensation (4)	Total
Susan K. Still	2018	$297,500	$90,000	$90,000	$0	$0	$209,356	$596,856
President,	2017	$283,333	$29,925	$14,971	$14,954	$0	$25,128	$338,386
Chief Executive Officer	2016	$270,833	$37,128	$18,563	$18,565	$0	$24,359	$332,321

Vance W. Adkins	2018	$155,500	$47,100	$47,100	$0	$0	$79,457	$282,057
Executive Vice President,	2017	$146,667	$15,540	$7,774	$7,766	$0	$16,218	$178,425
Chief Financial Officer	2016	$121,333	$18,896	$9,450	$9,446	$0	$9,206	$149,435

William C. Moses (5)	2018	$0	$0	$0	$0	$0	$0	$0
Executive Vice President,	2017	$148,333	$0	$0	$0	$0	$17,028	$165,361
Chief Credit Officer	2016	$138,333	$18,896	$9,450	$9,446	$0	$16,478	$173,707

(1)

Each executive officer elected to receive 2018 bonus compensation in all cash and 2017 and 2016 bonus compensation half in cash and half in restricted stock. See the “Executive Compensation — Incentive Compensation Plan” section of this Proxy Statement for further information. The amount shown in this column represents the total value of all cash and restricted stock bonus compensation awarded to the executive officers. The amounts set forth in the columns entitled “Non -Equity Incentive Plan Compensation” and “Stock Awards” represent the amount of bonus compensation received by the executive officer in cash and in restricted stock respectively.

(2)

The amounts shown in this column do not reflect dollar amounts actually received by the officer. Instead, these amounts reflect the aggregate full grant date fair value of restricted stock awards earned during the given year for performance levels achieved under the Company’s incentive compensation plans and granted in the quarter following when the compensation was earned, calculated in accordance with FASB ASC Topic 718 and disregarding the estimate of forfeitures related to service-based vesting conditions. See the “Executive Compensation — Incentive Compensation Plan” section of this Proxy Statement for further information on these grants. See Note 13 — Stock Based Compensation — in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of the assumptions related to the calculation of restricted stock award values.

(3)

Any amounts shown in this column represent the grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718. See Note 13 – Stock Based Compensation – in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of the assumptions related to the calculation of the fair value of option awards.

(4)

The amounts in this column consist of matching contributions made under the Bank’s 401(k) plan, life, health and long-term disability insurance premiums, and parking. For Ms. Still, it also includes club dues, accelerated restricted stock vesting, and stock options canceled in exchange for cash. For Mr. Adkins, it also includes accelerated restricted stock vesting and stock options canceled in exchange for cash.

(5)	Mr. Moses retired from the Company effective September 30, 2017.

Outstanding Equity Awards

The Company had no outstanding equity awards to the named executive officers at the end of fiscal year 2018.

Director Compensation

Effective January 1, 2012, the Board adopted a compensation plan for its non-employee directors (the “2012 Non-Employee Plan”). Effective January 1, 2016, the Board approved amendments to the 2012 Non-Employee Plan (the 2012 Non-Employee Plan, as amended, is hereinafter referred to as the “Plan”). Under the Plan, non-employee members of the Board and non-employee members of the Bank’s board of directors receive a quarterly retainer of $2,000, and the chairman of the Board and the Bank’s board of directors receives a quarterly retainer of $4,000. Directors also received $800 for attendance at each meeting of the Board or meeting of the Bank’s board of directors and $500 for attendance at each meeting of a committee of the Board or a committee of the Bank’s board of directors.

2018 Director Compensation Table[1]
Name[2]	Fees Paid in Cash

Nancy Howell Agee	$20,000
George B. Cartledge, Jr.	41,500
Warner Dalhouse	34,100
Marc S. Fink	35,000
Daniel D. Hamrick	34,600
William R. Rakes	33,300
James M. Turner, Jr.	39,600

1 All director compensation was paid in cash in accordance with the Plan. The amounts shown include fees for service on the Bank board of directors as well as the Company Board.

2 This table includes only those directors who served as directors of the Company during 2018. Susan K. Still is not included in this table because, as an employee of the Company, she received no compensation for her service as a director. The compensation received by Ms. Still as an employee of the Company is shown in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Executive Officers

The following table sets forth, as of March 27, 2019 , certain information as to the beneficial ownership of Common Stock by each director, each named executive officer and all directors and executive officers as a group. Except as indicated otherwise, the address for each person listed below is: c/o HomeTown Bankshares Corporation, Inc., 202 S. Jefferson Street, Roanoke, Virginia 24011.

Name	Number of Shares Beneficially Owned	Percent of Class
Vance W. Adkins	1,955	*
Nancy Howell Agee	24,978	*
George B. Cartledge, Jr. (1)	54,080	*
Warner Dalhouse (2)	15,444	*
Marc S. Fink	31,200	*
Daniel D. Hamrick (3)	26,468	*
William R. Rakes (4)	98,070	1.69
Susan K. Still	29,263	*
James M. Turner, Jr.	12,012	*
All directors and executive officers as a group	293,470	5.05

  *Represents less than 1% of the total outstanding shares of the Company’s common stock.

(1)

Includes 5,720 shares held by Mr. Cartledge’s spouse and 11,440 shares held by Grand Home Furnishings. Mr. Cartledge is chairman of the board of directors and chief executive officer of Grand Home Furnishings.

(2)	Includes 1,144 shares held by Mr. Dalhouse’s spouse as executor of trust.
(2)	Included 676 shares held by Mr. Hamrick’s spouse.
(4)	Includes 22,360 shares held by the Trust of Mr. Rakes’ spouse and 14,757 shares by his retirement plan.

 Stock Ownership of Certain Beneficial Owners

Shown below is information, known to the Company, with respect to persons or groups that beneficially own more than 5% of the Company’s common stock as of December 31, 2018. This share information is derived from Schedules 13G or Form 13F filed by such persons or groups.

Name	Address	Number of Shares Beneficially Owned	Percentage of Class (1)
FJ Capital Management LLC (2)	FJ Capital Management, LLC 1313 Dolley Madison Blvd., Ste 306 McLean, VA 22101	557,000	9.58

(1)	Calculated based on 5,816,123 shares issued and outstanding on March 27, 2019.
(2)

Other than percent of class, this information is based solely upon information as of December 31, 2018 contained in a Schedule 13G/A filed jointly by the below with the Securities and Exchange Commission on February 14, 2019 relating to the beneficial ownership of the Company’s common stock:

●	Financial Opportunity Fund LLC, and FJ Capital Management LLC, Bridge Equities III, LLC, SunBridge Manager, LLC, and SunBridge Holdings, LLC – Delaware Limited Liability Companies
●	Martin S. Friedman – United States Citizen
●	Realty Investment Company Inc. – Maryland Corporation

The following table summarizes information concerning the Company’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	116,700	(2)	$6.90	N/A	(3)
Equity compensation plans not approved by security holders	0		N/A	37,200	(4)

(1)	Excludes restricted stock awards currently vesting under the Restricted Stock Plan. See Part II, Item 8, Note 12 for a detailed discussion of the Restricted Stock Plan.
(2)	Represents options to purchase common stock outstanding under the 2005 Stock Option Plan. See Part II, Item 8, Note 13 for a detailed discussion of the Restricted Stock Plan.
(3)	The 2005 Stock Option Plan expired in 2016 and no shares are available for future issuance.
(4)	Represents shares available for future issuance under the Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of the Directors

The Board has determined that other than Susan K. Still, who serves as the Company’s chief executive officer, each other member of the Board is “independent” under the criteria for director independence established by the NASDAQ Stock Market and SEC rules and regulations. The NASDAQ criteria include various objective standards and a subjective test. A member of the Board is not considered independent under the objective standards if, for example, he or she is, or at any time during the past three years was, employed by the Company, or he or she is an executive officer of an entity where at any time during the past three years an executive officer of the Company serves on the compensation committee of its board of directors.

All members of each of the Company’s Audit, Compensation, and Governance committees are independent directors. In addition, the Board has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership under applicable NASDAQ listing standards.

In making the independence determinations for the non-employee directors, the Board considered that William R. Rakes, a director of the Company and the Bank, is a partner at the law firm of Gentry Locke Attorneys, which provides legal services to the Company and the Bank. Mr. Rakes and his firm have been approved by the Board as legal counsel for the Company and the Bank and all statements for services rendered and expenses incurred are approved by the Executive Committee of the Bank or the Board, upon the recommendation of the Company’s chief executive officer. Mr. Rakes does not participate in consideration of such approval by the Executive Committee or the Board. The Board, without the participation of Mr. Rakes, determined that this relationship would not interfere with the exercise of independent judgment by Mr. Rakes in carrying out his responsibilities as a director and that the amounts of payments made between the Company and Gentry Locke Attorneys in each of the past three fiscal years did not exceed the threshold amounts listed in the objective standards for director independence under NASDAQ rules.

Certain Relationships and Related Transactions

From time to time in the ordinary course of its business, the Bank issues loans to the Company’s directors and executive officers and their family members and other affiliates. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and do not involve more than the normal risk of collectability or present other unfavorable features.

There are no family relationships between any of the Company’s directors, nominees or executive officers. There are also no arrangements or understandings between any director, nominee or executive officer and any other person pursuant to which he or she has been or will be selected as a director and/or executive officer.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm for 2018 and 2017 Fiscal Years

For the fiscal years ended December 31, 2018 and 2017, YHB audited the financial statements included in the Annual Report on Form 10-K; reviewed the Quarterly Reports on Form 10-Q; and provided certain tax compliance services. The following table presents the aggregate fees billed by YHB for professional services rendered to the Company and the Bank for the fiscal years ended December 31, 2018 and 2017:

	2018	2017

Audit Fees (1)	$83,875	$79,005
Tax Fees (2)	7,760	7,535
Total	$91,635	$86,540

(1)	Audit fees consist of audit and review services and review of documents filed with the SEC.
(2)	Tax fees consist of preparation of the Company’s federal income tax return.

Audit Committee Pre-Approval Policies and Procedures

It is the policy of the Audit Committees of the Company and the Bank that the independent registered public accounting firm may provide only those services that have been pre-approved by the Audit Committees. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committees. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committees or a related engagement letter specifically provides for a different period. The Audit Committees will annually review and pre-approve the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval. All of the professional services listed above were approved in accordance with these policies.

Requests or applications to provide services that require specific approval by the Audit Committees must be submitted to the Audit Committees by both the independent registered public accounting firm and the Company’s chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data.

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant as amended incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2011.

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

HOMETOWN BANKSHARES CORPORATION

Date: March 29, 2019	By:	/S/ SUSAN K. STILL
Susan K. Still President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUSAN K. STILL	Director, President, and	March 29, 2019
Susan K. Still	Chief Executive Officer (principal executive officer)

/S/ GEORGE B. CARTLEDGE, JR.	Director	March 29, 2019
George B. Cartledge, Jr.

/S/ NANCY H. AGEE	Director	March 29, 2019
Nancy H. Agee

/S/ WARNER N. DALHOUSE	Director	March 29, 2019
Warner N. Dalhouse

/S/ MARC S. FINK	Director	March 29, 2019
Marc S. Fink

/S/ DANIEL D. HAMRICK	Director	March 29, 2019
Daniel D. Hamrick

/S/ WILLIAM R. RAKES	Director	March 29, 2019
William R. Rakes

/S/ JAMES M. TURNER, JR.	Director	March 29, 2019
James M. Turner, Jr.

/S/ VANCE W ADKINS	Chief Financial Officer	March 29, 2019
Vance W. Adkins	(principal accounting and financial officer)